Form 10-Q
period 1995-03-31
PARKER & PARSLEY 85-A LTD
filed 1995-05-10
CIK 791230

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1995, or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from _________ to _________

                   Commission File No. 2-99079A

                    PARKER & PARSLEY 85-A, LTD.
      (Exact name of Registrant as specified in its charter)

            Texas                              75-2064518
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)          Identification Number)

        303 West Wall, Suite 101
             Midland, Texas                         79701
(Address of principal executive offices)          (Zip code)

Registrant's Telephone Number, including area code: (915)683-4768

                               Not applicable
         (Former name, former address and former fiscal year,
                    if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    /x/    No    / /

                        Page 1 of 12 pages.
                      There are no exhibits.

                      PARKER & PARSLEY 85-A, LTD.
                     (A Texas Limited Partnership)
                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
                             BALANCE SHEETS

                                           March 31,    December 31,
                                             1995           1994
                                          -----------   -----------
                                          (Unaudited)
               ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of $72,369
  at March 31 and $26,047 at December 31  $    72,799   $    26,174
 Accounts receivable - oil and gas sales       66,833        66,583
                                           ----------    ----------
     Total current assets                     139,632        92,757

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                     8,337,255     8,332,721
  Accumulated depletion                    (6,809,705)   (6,766,511)
                                           ----------    ----------
Net oil and gas properties                  1,527,550     1,566,210
                                           ----------    ----------
                                          $ 1,667,182   $ 1,658,967
                                           ==========    ==========
   LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate             $    50,719   $    44,109
Partners' capital:
 Limited partners (9,613 interests)         1,600,288     1,598,699
 Managing general partner                      16,175        16,159
                                           ----------    ----------
                                            1,616,463     1,614,858
                                           ----------    ----------
                                          $ 1,667,182   $ 1,658,967
                                           ==========    ==========

    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                     PARKER & PARSLEY 85-A, LTD.
                    (A Texas Limited Partnership)

                      STATEMENTS OF OPERATIONS
                             (Unaudited)

                                             Three months ended
                                                  March 31,
                                             1995           1994
                                          ----------     ----------
Revenues:
 Oil and gas sales                        $  155,060     $  131,117
 Interest income                                 611            134
 Salvage income from equipment disposals      27,471             -
                                           ---------      ---------
     Total revenues                          183,142        131,251

Costs and expenses:
 Production costs                             80,136        101,916
 General and administrative expenses           4,652          3,933
 Depletion                                    43,194         52,361
                                           ---------      ---------
     Total costs and expenses                127,982        158,210
                                           ---------      ---------
Net income (loss)                         $   55,160     $  (26,959)
                                           =========      =========

Allocation of net income (loss):
 Managing general partner                 $      552     $     (270)
                                           =========      =========

Limited partners                          $   54,608     $  (26,689)
                                           =========      =========
Net income (loss) per limited
 partnership interest                     $     5.68     $    (2.78)
                                           =========      =========
Distributions per limited partnership
 interest                                 $     5.52     $     4.04
                                           =========      =========


    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                     PARKER & PARSLEY 85-A, LTD.
                    (A Texas Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL
                             (Unaudited)



                                Managing
                                general       Limited
                                partner       partners        Total
                              -----------   -----------   -----------

Balance at January 1, 1994   $    22,313   $ 2,207,979   $ 2,230,292

Distributions                       (392)      (38,868)      (39,260)

Net loss                            (270)      (26,689)      (26,959)
                              ----------    ----------    ----------

Balance at March 31, 1994    $    21,651   $ 2,142,422   $ 2,164,073
                              ==========    ==========    ==========


Balance at January 1, 1995   $    16,159   $ 1,598,699   $ 1,614,858

Distributions                       (536)      (53,019)      (53,555)

Net income                           552        54,608        55,160
                              ----------    ----------    ----------

Balance at March 31, 1995    $    16,175   $ 1,600,288   $ 1,616,463
                              ==========    ==========    ==========








    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                     PARKER & PARSLEY 85-A, LTD.
                    (A Texas Limited Partnership)

                      STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                              Three months ended
                                                   March 31,
                                              1995          1994
                                           ----------    ----------
Cash flows from operating activities:
 Net income (loss)                         $   55,160    $  (26,959)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depletion                                   43,194        52,361
   Salvage income from equipment disposals    (27,471)           -
Changes in assets and liabilities:
 Increase in accounts receivable                 (250)       (1,300)
 Increase (decrease) in accounts payable        7,187        (3,695)
                                            ---------     ---------
     Net cash provided by operating
      activities                               77,820        20,407

Cash flows from investing activities:
 Proceeds from salvage income on equipment
  disposals                                    27,471            -
 Additions to oil and gas properties           (5,111)         (214)
                                            ---------     ---------
     Net cash provided by (used in)
      investing activities                     22,360          (214)

Cash flows from financing activities:
 Cash distributions to partners               (53,555)      (39,260)
                                            ---------     ---------
Net increase (decrease) in cash and cash
 equivalents                                   46,625       (19,067)
Cash and cash equivalents at beginning
 of period                                     26,174        37,434
                                            ---------     ---------
Cash and cash equivalents at end of period $   72,799    $   18,367
                                            =========     =========
    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                        PARKER & PARSLEY 85-A, LTD.
                       (A Texas Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                              March 31, 1995
                                (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of March 31, 1995 of Parker & Parsley 85-A, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 2.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner, Parker & Parsley Development L.P. ("PPDLP") (see Item 2). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $330,598, or $34.39 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Registrant was formed October 26, 1985. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC"). On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDC was merged into PPDLP on January 1, 1995. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Program and Registrant affairs. The limited partners contributed $9,613,000 representing 9,613 interests ($1,000 per interest) sold to a total of 828 limited partners.

Since its formation, the Registrant invested $8,337,255 in various prospects that were drilled in Texas. At March 31, 1995, the Registrant had 24 producing oil wells with one well plugged and abandoned during 1989. The Registrant received an additional producing oil and gas well in 1993 due to the Registrant's back-in after payout.

Results of Operations

Revenues:

The Registrant's oil and gas revenues increased to $155,060 from $131,117 for the three months ended March 31, 1995 and 1994, respectively, an increase of 18%. The increase in revenues resulted from increases in the average price received per barrel of oil and mcf of gas, offset by a 3% decrease in barrels of oil produced and sold and a 7% decrease in mcf of gas produced and sold. For the three months ended March 31, 1995, 6,498 barrels of oil were sold compared to 6,675 for the same period in 1994, a decrease of 177 barrels. For the three months ended March 31, 1995, 21,432 mcf of gas were sold compared to 23,092 for the same period in 1994, a decrease of 1,660 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased 28% from $13.39 for the three months ended March 31, 1994 to $17.14 for the same period in 1995, while the average price received per mcf of gas increased 13% from $1.81 during the three months ended March 31, 1994 to $2.04 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1995.

Salvage income from equipment disposals of $27,471 for the three months ended March 31, 1995 consisted of equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses decreased to $127,982 for the three months ended March 31, 1995 as compared to $158,210 for the same period in 1994, a decrease of $30,228, or 19%. This decrease was due to declines in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $80,136 for the three months ended March 31, 1995 and $101,916 for the same period in 1994, a decrease of $21,780, or 21%. The decrease was primarily due to less well repair and maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 18% from $3,933 for the three months ended March 31, 1994 to $4,652 for the same period in 1995. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $43,194 for the three months ended March 31, 1995 compared to $52,361 for the same period in 1994. This represented a decrease in depletion of $9,167, or 18%. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 177 barrels for the three months ended March 31, 1995 from the same period in 1994, while oil reserves of barrels were revised downward by 31,176 barrels, or 12%.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $330,598, or $34.39 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased to $77,820 for the three months ended March 31, 1995, a $57,413 increase from the same period ended March 31, 1994. This increase was due to an increase in oil and gas sales and decreases in production costs and G&A. The increase in oil and gas sales was due to an increase in the average price received per barrel of oil and mcf of gas. Production costs decreased primarily due to less well repair and maintenance costs. G&A decreased due to less expense being allocated by the managing general partner.

Net Cash Provided by (Used in) Investing Activities

The Registrant's investing activities during the three months ended March 31, 1995 related to repair and maintenance activity on various oil and gas properties and proceeds from salvage income of $27,471 from equipment credits received on one fully depleted well.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1995 to cover distributions to the partners of $53,555 of which $53,019 was distributed to the limited partners and $536 to the managing general partner. For the same period ended March 31, 1994, cash was sufficient for distributions to the partners of $39,260 of which $38,868 was distributed to the limited partners and $392 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

                         PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $330,598, or $34.39 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - none

(b)  Reports on Form 8-K - none

                       PARKER & PARSLEY 85-A, LTD.
                      (A Texas Limited Partnership)



                           S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PARKER & PARSLEY 85-A, LTD.

                            By: Parker & Parsley Development L.P.,
                                 Managing General Partner
                                By: Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner



Dated:  May 12, 1995        By:  /s/ Steven L. Beal
                                --------------------------------------
                                    Steven L. Beal, Senior Vice
                                     President - Finance and
                                     Chief Financial Officer
                                     of PPUSA