Form 10-Q
period 1995-06-30
PARKER & PARSLEY 85-A LTD
filed 1995-08-09
CIK 791230

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1995, or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from _______ to _______

                    Commission File No. 2-99079A

                     PARKER & PARSLEY 85-A, LTD.
       (Exact name of Registrant as specified in its charter)

             Texas                              75-2064518
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)           Identification Number)

        303 West Wall, Suite 101,
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

                      Yes    /x/    No   / /

                        Page 1 of 14 pages.
                      There are no exhibits.

                      PARKER & PARSLEY 85-A, LTD.
                     (A Texas Limited Partnership)

                     Part I.  Financial Information
Item 1.   Financial Statements

                             BALANCE SHEETS

                                            June 30,     December 31,
                                              1995           1994
                                          ------------   ------------
                                           (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of $58,075
  at June 30 and $26,047 at December 31  $     58,202   $     26,174
Accounts receivable - oil and gas sales        65,848         66,583
                                          -----------    -----------
     Total current assets                     124,050         92,757

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                     8,359,407      8,332,721
  Accumulated depletion                    (6,870,677)    (6,766,511)
                                          -----------    -----------
     Net oil and gas properties             1,488,730      1,566,210
                                          -----------    -----------
                                         $  1,612,780   $  1,658,967
                                          ===========    ===========
  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate            $     66,505   $     44,109

Partners' capital:
 Limited partners (9,613 interests)         1,530,801      1,598,699
 Managing general partner                      15,474         16,159
                                          -----------    -----------
                                            1,546,275      1,614,858
                                          -----------    -----------
                                         $  1,612,780   $  1,658,967
                                          ===========    ===========
   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                         PARKER & PARSLEY 85-A, LTD.
                        (A Texas Limited Partnership)
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)

                         Three months ended         Six months ended
                              June 30,                  June 30,
                         1995          1994         1995        1994
                      ----------   ----------   ----------   ----------
Revenues:
 Oil and gas sales    $  148,756   $  159,278   $  303,816   $  290,395
 Interest income           1,231          289        1,842          423
 Salvage income from
  equipment disposals         -            -        27,471           -
                       ---------    ---------    ---------    ---------
     Total revenues      149,987      159,567      333,129      290,818
Costs and expenses:
 Production costs         81,582      106,493      161,718      208,409
 General and adminis-
  trative expenses         4,462        4,779        9,114        8,712
 Depletion                60,972       41,821      104,166       94,182
                       ---------    ---------    ---------    ---------
     Total costs and
      expenses           147,016      153,093      274,998      311,303
                       ---------    ---------    ---------    ---------
Net income (loss)     $    2,971   $    6,474   $   58,131   $  (20,485)
                       =========    =========    =========    =========
Allocation of net
 income (loss):
  Managing general
   partner            $       29   $       65   $      581   $     (205)
                       =========    =========    =========    =========
  Limited partners    $    2,942   $    6,409   $   57,550   $  (20,280)
                       =========    =========    =========    =========
Net income (loss) per
 limited partnership
 interest             $      .31   $      .67   $     5.99   $    (2.11)
                       =========    =========    =========    =========
Distributions per
 limited partnership
 interest             $     7.53   $     4.59   $    13.05   $     8.63
                       =========    =========    =========    =========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                      PARKER & PARSLEY 85-A, LTD.
                     (A Texas Limited Partnership)

                    STATEMENTS OF PARTNERS' CAPITAL
                              (Unaudited)



                               Managing
                               general      Limited
                               partner      partners       Total
                             -----------   -----------   -----------

Balance at January 1, 1994   $    22,313   $ 2,207,979   $ 2,230,292

Distributions                       (837)      (82,965)      (83,802)

Net loss                            (205)      (20,280)      (20,485)
                              ----------    ----------    ----------
Balance at June 30, 1994     $    21,271   $ 2,104,734   $ 2,126,005
                              ==========    ==========    ==========

Balance at January 1, 1995   $    16,159   $ 1,598,699   $ 1,614,858

Distributions                     (1,266)     (125,448)     (126,714)

Net income                           581        57,550        58,131
                              ----------    ----------    ----------
Balance at June 30, 1995     $    15,474   $ 1,530,801   $ 1,546,275
                              ==========    ==========    ==========












   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                    PARKER & PARSLEY 85-A, LTD.
                   (A Texas Limited Partnership)
                     STATEMENTS OF CASH FLOWS
                            (Unaudited)
                                             Six months ended
                                                 June 30,
                                             1995         1994
                                          ----------   ----------
Cash flows from operating activities:
 Net income (loss)                        $   58,131   $  (20,485)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Salvage income from equipment disposals   (27,471)          -
   Depletion                                 104,166       94,182
 Changes in assets and liabilities:
  (Increase) decrease in accounts
   receivable                                    735      (11,934)
  Increase in accounts payable                 6,518       12,075
                                           ---------    ---------
     Net cash provided by operating
      activities                             142,079       73,838

Cash flows from investing activities:
 Additions to oil and gas properties         (10,808)      (2,553)
 Proceeds from salvage income on
  equipment disposals                         27,471           -
                                           ---------    ---------
     Net cash provided by (used in)
      investing activities                    16,663       (2,553)

Cash flows from financing activities:
 Cash distributions to partners             (126,714)     (83,802)
                                           ---------    ---------
Net increase (decrease) in cash and
 cash equivalents                             32,028      (12,517)
Cash and cash equivalents at beginning
 of period                                    26,174       37,434
                                           ---------    ---------
Cash and cash equivalents at end
 of period                                $   58,202   $   24,917
                                           =========    =========

 The financial information included herein has been prepared by management without audit by independent public accountants.

 The accompanying notes are an integral part of these statements.

                        PARKER & PARSLEY 85-A, LTD.
                       (A Texas Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 1995
                                (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of June 30, 1995 of Parker & Parsley 85-A, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 2.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner, Parker & Parsley Development L.P. ("PPDLP") (see Item 2). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. PPDLP received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $330,598, or $34.39 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

The Registrant was formed October 26, 1985. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC"). On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDC was merged into PPDLP on January 1, 1995. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $9,613,000 representing 9,613 interests ($1,000 per interest) sold to a total of 828 limited partners.

Since its formation, the Registrant invested $8,386,878 in various prospects that were drilled in Texas. At June 30, 1995, the Registrant had 24 producing oil wells with one well plugged and abandoned during 1989. The Registrant received an additional interest in one oil and gas well in 1993 due to the Registrant's back-in after payout.

Results of Operations

Six months ended June 30, 1995 compared with six months ended
  June 30, 1994

Revenues:

The Registrant's oil and gas revenues increased to $303,816 from $290,395 for the six months ended June 30, 1995 and 1994, respectively, an increase of 5%. The increase in revenues resulted from increases in the average prices received per barrel of oil and mcf of gas, offset by a 9% decrease in barrels of oil produced and sold and a 4% decrease in mcf of gas produced and sold. For the six months ended June 30, 1995, 12,595 barrels of oil were sold compared to 13,796 for the same period in 1994, a decrease of 1,201 barrels. For the six months ended June 30, 1995, 45,536 mcf of gas were sold compared to 47,259 for the same period in 1994, a decrease of 1,723 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.52 from $15.04 for the six months ended June 30, 1994 to $17.56 for the same period in 1995 while the average price received per mcf of gas increased from $1.75 during the six months ended June 30, 1994 to $1.82 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1995.

Salvage income of $27,471 received from equipment disposals for the six months ended June 30, 1995 consisted of equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses decreased to $274,998 for the six months ended June 30, 1995 as compared to $311,303 for the same period in 1994, a decrease of $36,305, or 12%. This decrease was due to declines in production costs, offset by an increase in general and administrative expenses ("G&A") and depletion.

Production costs were $161,718 for the six months ended June 30, 1995 and $208,409 for the same period in 1994 resulting in a $46,691 decrease, or 22%. The decrease was primarily due to less well repair and maintenance costs and lower ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 5% from $8,712 for the six months ended June 30, 1994 to $9,114 for the same period in 1995. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $104,166 for the six months ended June 30, 1995 compared to $94,182 for the same period in 1994. This represented an increase in depletion of $9,984, or 11%. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased 1,201 barrels for the six months ended June 30, 1995 from the same period in 1994. Depletion expense for the six months ended June 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.35 per barrel. Comparatively, depletion expense for the three months ended June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.26 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.76 per barrel.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. PPDLP received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $330,598, or $34.39 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

Three months ended June 30, 1995 compared with three months ended
  June 30, 1994

Revenues:

The Registrant's oil and gas revenues decreased to $148,756 from $159,278 for the three months ended June 30, 1995 and 1994, respectively, a decrease of 7%. The decline in revenues resulted from a 14% decrease in barrels of oil produced and sold and a decrease in the average price received per mcf of gas, offset by an increase in the average price received per barrel of oil. For the three months ended June 30, 1995, 6,097 barrels of oil were sold compared to 7,121 for the same period in 1994, a decrease of 1,024 barrels. For the three months ended June 30, 1995, 24,104 mcf of gas were sold compared to 24,167 for the same period in 1994. The decrease in oil and gas produced and sold was due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $1.42 from $16.59 for the three months ended June 30, 1994 to $18.01 for the same period in 1995 while the average price received per mcf of gas decreased from $1.70 during the three months ended June 30, 1994 to $1.62 for the same period in 1995.

Costs and Expenses:

Total costs and expenses decreased to $147,016 for the three months ended June 30, 1995 as compared to $153,093 for the same period in 1994, a decrease of $6,077, or 4%. This decrease was due to declines in production costs and G&A, offset by an increase in depletion.

Production costs were $81,582 for the three months ended June 30, 1995 and $106,493 for the same period in 1994 resulting in a $24,911 decrease, or 23%. The decrease was primarily due to less well repair and maintenance costs and lower ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 7% from $4,779 for the three months ended June 30, 1994 to $4,462 for the same period in 1995.

Depletion was $60,972 for the three months ended June 30, 1995 compared to $41,821 for the same period in 1994. This represented an increase in depletion of $19,151, or 46%. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased 1,024 barrels for the three months ended June 30, 1995 from the same period in 1994. Depletion expense for the three months ended June 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.35 per barrel. Comparatively, depletion expense for the three months ended June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.26 per barrel.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased to $142,079 for the six months ended June 30, 1995, a $68,241 increase from the same period ended June 30, 1994. This increase was due to an increase in oil and gas sales and decreases in production costs and G&A. The increase in oil and gas sales was due to an increase in the average prices received per barrel of oil and mcf of gas. Production costs decreased primarily due to less well repair and maintenance costs. The reduction in G&A was due to less expense being allocated by the managing general partner.

Net Cash Provided by (Used in) Investing Activities

The Registrant's investing activities during the six months ended June 30, 1995 and 1994, respectively, included $10,808 and $2,553 for expenditures related to repair and maintenance activity on various oil and gas properties.

Proceeds from salvage income on equipment credits of $27,471 were received on one fully depleted well during the six months ended June 30, 1995.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1995 to cover distributions to the partners of $126,714 of which $125,448 was distributed to the limited partners and $1,266 to the managing general partner. For the same period ended June 30, 1994, cash was sufficient for distributions to the partners of $83,802 of which $82,965 was distributed to the limited partners and $837 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Accounting Standard on Impairment of Long-Lived Assets

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("FAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of FAS 121 to oil and gas companies utilizing the successful efforts method (such as the Registrant) will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. There is currently a great deal of uncertainty as to how FAS 121 will apply to oil and gas companies using the successful efforts method, including uncertainty regarding the determination of expected future cash flows from the relevant assets and, if an impairment is determined to exist, their estimated fair value. There is also uncertainty regarding the level at which the test might be applied. Given this uncertainty, the Registrant is currently unable to estimate the effect that FAS 121 will have on the Registrant's results of operations for the period in which it is adopted.

                       PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against

Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. PPDLP received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $330,598, or $34.39 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

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


                               PARKER & PARSLEY 85-A, LTD.

                          By:  Parker & Parsley Development L.P.,
                                Managing General Partner
                               By:  Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner




Dated:  August 8, 1995    By:  /s/ Steven L. Beal
                             ---------------------------------------
                                 Steven L. Beal, Senior Vice
                                  President and Chief Financial
                                  Officer of PPUSA