Form 10-Q
period 1995-09-30
PARKER & PARSLEY 85-A LTD
filed 1995-11-13
CIK 791230

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

   /x/   Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1995, or

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

                        Page 1 of 13 pages.
                      There are no exhibits.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                       1995            1994
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $32,928 at September 30
    and $26,047 at December 31                      $   33,055      $   26,174
  Accounts receivable - oil and gas sales               59,562          66,583
                                                     ---------       ---------
         Total current assets                           92,617          92,757

Oil and gas properties - at cost, based on the
  successful efforts accounting method               8,380,032       8,332,721
    Accumulated depletion                           (6,928,639)     (6,766,511)
                                                     ---------       ---------
         Net oil and gas properties                  1,451,393       1,566,210

                                                    $1,544,010      $1,658,967
                                                     =========       =========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $   50,794      $   44,109

Partners' capital:
  Limited partners (9,613 interests)                 1,478,273       1,598,699
  Managing general partner                              14,943          16,159
                                                     ---------       ---------
                                                     1,493,216       1,614,858

                                                    $1,544,010      $1,658,967
                                                     =========       =========




     The financial information included as of September 30, 1995 has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended      Nine months ended
                                      September 30,           September 30,
                                    1995        1994        1995        1994

Revenues:
   Oil and gas sales             $ 133,961   $ 153,060   $ 437,777   $ 443,455
   Interest income                   1,001         466       2,843         889
   Salvage income from equipment
     disposals                          -           -       27,471          -
                                  --------    --------    --------    --------
      Total revenues               134,962     153,526     468,091     444,344

Costs and expenses:
   Production costs                 82,438      95,020     244,156     303,429
   General and administrative
     expenses                        4,019       4,592      13,133      13,304
   Depletion                        57,962      42,803     162,128     136,985
                                  --------    --------    --------    --------
      Total costs and expenses     144,419     142,415     419,417     453,718
                                  --------    --------    --------    --------
Net income (loss)                $  (9,457)  $  11,111   $  48,674   $  (9,374)
                                  ========    ========    ========    ========
Allocation of net income (loss):
   Managing general partner      $     (94)  $     112   $     487   $     (93)
                                  ========    ========    ========    ========
   Limited partners              $  (9,363)  $  10,999   $  48,187   $  (9,281)
                                  ========    ========    ========    ========
Net income (loss) per limited
   partnership interest          $    (.98)  $    1.14   $    5.01   $    (.97)
                                  ========    ========    ========    ========
Distributions per limited
   partnership interest          $    4.49   $    5.05   $   17.54   $   13.68
                                  ========    ========    ========    ========





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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)


                                    Managing
                                    general           Limited
                                    partner           partners         Total


Balance at January 1, 1994         $   22,313     $ 2,207,979     $ 2,230,292

    Distributions                      (1,328)       (131,510)       (132,838)

    Net loss                              (93)         (9,281)         (9,374)
                                    ---------      ----------      ----------
Balance at September 30, 1994      $   20,892     $ 2,067,188     $ 2,088,080
                                    =========      ==========      ==========

Balance at January 1, 1995         $   16,159     $ 1,598,699     $ 1,614,858

    Distributions                      (1,703)       (168,613)       (170,316)

    Net income                            487          48,187          48,674
                                    ---------      ----------      ----------
Balance at September 30, 1995      $   14,943     $ 1,478,273     $ 1,493,216
                                    =========      ==========      ==========




     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Nine months ended
                                                          September 30,
                                                      1995           1994

Cash flows from operating activities:

  Net income (loss)                                $   48,674     $   (9,374)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Salvage income from equipment disposals         (27,471)            -
      Depletion                                       162,128        136,985
  Changes in assets and liabilities:
      Decrease in accounts receivable                   7,021            299
      Increase in accounts payable                      6,883          5,620
                                                    ---------      ---------
      Net cash provided by operating activities       197,235        133,530

Cash flows from investing activities:

  Additions to oil and gas properties                 (47,509)        (4,202)
  Proceeds from salvage income on equipment
    disposals                                          27,471             -
                                                    ---------      ---------
      Net cash used in investing activities           (20,038)        (4,202)

Cash flows from financing activities:

  Cash distributions to partners                     (170,316)      (132,838)
                                                    ---------      ---------
Net increase (decrease) in cash and cash
  equivalents                                           6,881         (3,510)
Cash and cash equivalents at beginning of period       26,174         37,434
                                                    ---------      ---------
Cash and cash equivalents at end of period         $   33,055     $   33,924
                                                    =========      =========



     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of September 30, 1995 of Parker & Parsley 85-A, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

The Registrant was formed October 26, 1985. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC") which was merged into PPDLP on January 1, 1995. On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar LP., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $9,613,000 representing 9,613 interests ($1,000 per interest) sold to a total of 828 limited partners.

Since its formation, the Registrant invested $8,380,032 in various prospects that were drilled in Texas. At September 30, 1995, the Registrant had 24 producing oil and gas wells with one well plugged and abandoned during 1989. The Registrant received an additional interest in one oil and gas well in 1993 due to the Registrant's back-in after payout provision.

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 compared with nine months ended
   September  30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $437,777 from $443,455 for the nine months ended September 30, 1995 and 1994, respectively, a decrease of $5,678. The decrease in revenues resulted from a 10% decrease in barrels of oil produced and sold and a slight decline in the average price received per mcf of gas, offset by a 3% increase in the mcf of gas produced and sold and a 9% increase in the average price received per barrel of oil. For the nine months ended September 30, 1995, 18,405 barrels of oil were sold compared to 20,508 for the same period in 1994, a decrease of 2,103 barrels. For the nine months ended September 30, 1995, 71,093 mcf of gas were sold compared to 69,155 for the same period in 1994, an increase of 1,938 mcf. The decrease in oil production was primarily due to the decline characteristics of the Registrant's oil and gas properties. The increase in gas production was primarily the result of operational changes on several wells. Management expects a certain amount of decline in production in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased 9% from $15.81 for the nine months ended September 30, 1994 to $17.22 for the same period in 1995 while the average price received per mcf of gas decreased from $1.72 during the nine months ended September 30, 1994 to $1.70 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1995.

Salvage income of $27,471 received from equipment disposals for the nine months ended September 30, 1995 consisted of equipment credits received on one fully depleted well.

COSTS AND EXPENSES:

Total costs and expenses decreased to $419,417 for the nine months ended September 30, 1995 as compared to $453,718 for the same period in 1994, a decrease of $34,301, or 8%. This decrease was due to declines in production costs and general and administrative expenses ("G&A"), offset by an increase in depletion.

Production costs were $244,156 for the nine months ended September 30, 1995 and $303,429 for the same period in 1994 resulting in a $59,273 decrease, or 20%. The decrease was primarily attributable to a reduction in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, $171 from $13,304 for the nine months ended September 30, 1995 to $13,133 for the same period in 1995. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $162,128 for the nine months ended September 30, 1995 compared to $136,985 for the same period in 1994. This represented an increase in depletion of $25,143, or 18%. Depletion was computed quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 2,103 barrels for the nine months ended September 30, 1995 from the same period in 1994. Depletion expense for the nine months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.35 per barrel. Comparatively, depletion expense for the three months ended September 30, 1994 and June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.26 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.76 per barrel.

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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

Three months ended September 30, 1995 compared with three months ended
  September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $133,962 from $153,060 for the three months ended September 30, 1995 and 1994, respectively, a decrease of 12%. The decrease in revenues resulted from a 13% decrease in barrels of oil produced and sold and declines in the average prices received per barrel of oil and mcf of gas, offset by a 17% increase in the mcf of gas produced and sold. For the three months ended September 30, 1995, 5,810 barrels of oil were sold compared to 6,712 for the same period in 1994, a decrease of 902 barrels. For the three months ended September 30, 1995, 25,557 mcf of gas were sold compared to 21,896 for the same period in 1994, an increase of 3,661 mcf. The decrease in oil production was due to the decline characteristics of the Registrant's oil and gas properties. The increase in gas production was primarily the result of operational changes on several wells.

The average price received per barrel of oil decreased $.92, or 5%, from $17.39 for the three months ended September 30, 1994 to $16.47 for the same period in 1995, while the average price received per mcf of gas decreased 10% from $1.66 for the three months ended September 30, 1994 to $1.50 for the same period in 1995.

COSTS AND EXPENSES:

Total costs and expenses increased to $144,419 for the three months ended September 30, 1995 as compared to $142,415 for the same period in 1994, an increase of $2,004. This increase was due to an increase in depletion, offset by decreases in G&A and production costs.

Production costs were $82,438 for the three months ended September 30, 1995 and $95,020 for the same period in 1994 resulting in a $12,582 decrease, or 13%. The decrease was primarily attributable to less well repair and maintenance costs, offset by an increase in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased in aggregate, 12%, from $4,592 for the three months ended September 30, 1994 to $4,019 for the same period in 1995.

Depletion was $57,962 for the three months ended September 30, 1995 compared to $42,803 for the same period in 1994. This represented an increase in depletion of $15,159, or 35%. Depletion was computed quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 902 barrels for the three months ended September 30, 1995 from the same period in 1994. Depletion expense for the three months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.35 per barrel while depletion expense for the three months ended September 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.26 per barrel.

LIQUIDITY AND CAPITAL RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities increased to $197,235 during the nine months ended September 30, 1995, a $63,705 increase from the same period ended September 30, 1994. This increase was due to an increase in oil and gas sales and a decline in production costs. The increase in oil and gas sales was due to an increase in the mcf of gas produced and sold and an increase in the average price received per barrel of oil, offset by declines in the barrels of oil produced and sold and in the average price received per mcf of gas. Production costs decreased due to less well repair and maintenance costs.

NET CASH USED IN INVESTING ACTIVITIES

The Registrant's investing activities during the nine months ended September 30, 1995 and 1994 included $47,509 and $4,202, respectively, for expenditures related to repair and maintenance activity on various oil and gas properties.

Proceeds from salvage income of $27,471 were received during the nine months ended September 30, 1995 from equipment credits on one fully depleted well.

NET CASH USED IN FINANCING ACTIVITIES

Cash was sufficient for the nine months ended September 30, 1995 to cover distributions to the partners of $170,316 of which $168,613 was distributed to the limited partners and $1,703 to the managing general partner. For the same period ended September 30, 1994, cash was sufficient for distributions to the partners of $132,838 of which $131,510 was distributed to the limited partners and $1,328 to the managing general partner.

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


                           PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter- partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $330,598, or $34.39 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

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


                                    PARKER & PARSLEY 85-A, LTD.

                              By:   Parker & Parsley Development L.P.,
                                     Managing General Partner

                                    By:   Parker & Parsley Petroleum USA, Inc.
                                          ("PPUSA"), General Partner




Dated:  November 9, 1995      By:   /s/ Steven L. Beal
                                     ----------------------------------
                                     Steven L. Beal, Senior Vice President
                                      and Chief Financial Officer of PPUSA