Form 10-Q
period 1996-03-31
PARKER & PARSLEY 85-A LTD
filed 1996-05-14
CIK 791230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     /x/       Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1996, or

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

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                     March 31,    December 31,
                                                       1996           1995
                                                    -----------   -----------
                                                    (Unaudited)
               ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of $59,381
  at March 31 and $36,828 at December 31            $    59,481   $    36,955
 Accounts receivable - oil and gas sales                 60,841        66,952
                                                     ----------    ----------
     Total current assets                               120,322       103,907

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                               8,390,227     8,386,246
  Accumulated depletion                              (6,995,235)   (6,965,364)
                                                     ----------    ----------
Net oil and gas properties                            1,394,992     1,420,882
                                                     ----------    ----------
                                                    $ 1,515,314   $ 1,524,789
                                                     ==========    ==========
   LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
 Accounts payable - affiliate                       $    52,170   $    42,816
Partners' capital:
 Limited partners (9,613 interests)                   1,448,506     1,467,142
 Managing general partner                                14,638        14,831
                                                     ----------    ----------
                                                      1,463,144     1,481,973
                                                     ----------    ----------
                                                    $ 1,515,314   $ 1,524,789
                                                     ==========    ==========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                       1996           1995
                                                    ----------     ----------
Revenues:
 Oil and gas sales                                  $  139,706     $  155,060
 Interest income                                           661            611
 Salvage income from equipment disposals                    -          27,471
                                                     ---------      ---------
     Total revenues                                    140,367        183,142

Costs and expenses:
 Production costs                                       91,145         80,136
 General and administrative expenses                     4,191          4,652
 Depletion                                              29,871         43,194
                                                     ---------      ---------
     Total costs and expenses                          125,207        127,982
                                                     ---------      ---------
Net income                                          $   15,160     $   55,160
                                                     =========      =========

Allocation of net income:
 Managing general partner                           $      152     $      552
                                                     =========      =========

 Limited partners                                   $   15,008     $   54,608
                                                     =========      =========
Net income per limited partnership
 interest                                           $     1.56     $     5.68
                                                     =========      =========
Distributions per limited partnership
 interest                                           $     3.50     $     5.52
                                                     =========      =========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)



                                       Managing
                                       general       Limited
                                       partner       partners        Total
                                     -----------   -----------   -----------

Balance at January 1, 1995           $    16,159   $ 1,598,699   $ 1,614,858

Distributions                               (536)      (53,019)      (53,555)

Net income                                   552        54,608        55,160
                                      ----------    ----------    ----------
Balance at March 31, 1995            $    16,175   $ 1,600,288   $ 1,616,463
                                      ==========    ==========    ==========


Balance at January 1, 1996           $    14,831   $ 1,467,142   $ 1,481,973

Distributions                               (345)      (33,644)      (33,989)

Net income                                   152        15,008        15,160
                                      ----------    ----------    ----------
Balance at March 31, 1996            $    14,638   $ 1,448,506   $ 1,463,144
                                      ==========    ==========    ==========




    The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                       1996          1995
                                                    ----------    ----------
Cash flows from operating activities:
 Net income                                         $   15,160    $   55,160
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depletion                                            29,871        43,194
   Salvage income from equipment disposals                  -        (27,471)
Changes in assets and liabilities:
 Decrease (increase) in accounts receivable              6,111          (250)
 Increase in accounts payable                            9,482         7,187
                                                     ---------     ---------
     Net cash provided by operating
      activities                                        60,624        77,820

Cash flows from investing activities:
 Proceeds from salvage income on equipment
  disposals                                                 -         27,471
 Additions to oil and gas properties                    (4,109)       (5,111)
                                                     ---------     ---------
     Net cash provided by (used in)
      investing activities                              (4,109)       22,360

Cash flows from financing activities:
 Cash distributions to partners                        (33,989)      (53,555)
                                                     ---------     ---------
Net increase in cash and cash equivalents               22,526        46,625
Cash and cash equivalents at beginning
 of period                                              36,955        26,174
                                                     ---------     ---------
Cash and cash equivalents at end of period          $   59,481    $   72,799
                                                     =========     =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 85-A, Ltd. (the "Registrant") is a limited partnership organized in 1985 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the unaudited financial statements as of March 31, 1996 of the Registrant include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 3.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ- Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from Parker & Parsley Development L.P. ("PPDLP"). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants, and Southmark,the Registrant, and the other plaintiffs indemnified the defendants against the claims of Jack
N. Price. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988 in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit was without merit and has vigorously defended it, PPDLP has held in reserve approximately 12.5% of the total settlement (the "Reserve") pending final resolution of the litigation.

A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $330,598, or $34.39 per limited partnership interest, in September 1993. The allocation of the lawsuit settlement amount was based on the original verdict entered on October 26, 1990. The allocation to the working interest owners in each well (including the Registrant) was based on a ratio of the relative amount of damages due to overcharges for services and materials ("Materials") and damages for loss of past and future production ("Production"), each as determined in that initial judgment. Within the Registrant, damages for Materials were allocated between the partners based on their original sharing percentages for costs of acquiring and/or drilling of wells. Similarly, damages related to Production were allocated to the partners in the Registrant based on their respective share of revenues from the subject wells.

As a condition of the purchase by Parker & Parsley Petroleum Company of Parker & Parsley Development Company ("PPDC"), which was merged into PPDLP on January 1, 1995, from its former parent in May 1989, PPDC's interest in the lawsuit and subsequent settlement was retained by the former parent. Consequently, all of PPDC's share of the settlement related to its separately held interests in the wells and its partnership interests in the sponsored partnerships (except that portion allocable to interests acquired by PPDC after May 1989) was paid to the former parent.

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount yet to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs have vigorously protected the rights of both Dresser and Baker Hughes. Southmark has vigorously pursued its appeal of the judgment, and has posted a supersedeas bond using the Reserve as collateral. On April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments will be dismissed, the supersedeas bond released, and the Reserve released as collateral. It is expected that before the end of the third quarter, the necessary dismissals and releases will be effected, the managing general partner will conduct an accounting of income and expenses among the parties, and a final distribution will be made to the working interest owners, including the Registrant and its partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

The Registrant was formed October 26, 1985. On January 1, 1995, Parker & Parsley Development L.P. ("PPDLP"), a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of Parker & Parsley Development Company ("PPDC"). PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $9,613,000 representing 9,613 interests ($1,000 per interest) sold to a total of 828 limited partners.

Since its formation, the Registrant invested $8,390,227 in various prospects that were drilled in Texas. One well was plugged and abandoned during 1989. At March 31, 1996, the Registrant had 24 producing oil and gas wells. The Registrant received an additional interest in one producing oil and gas well in 1993 due to the Registrant's back-in after payout provisions.

Results of Operations

Revenues:

The Registrant's oil and gas revenues decreased to $139,706 from $155,060 for the three months ended March 31, 1996 and 1995, respectively, a decrease of 10%. The decrease in revenues resulted from a 15% decrease in barrels of oil produced and sold and a 17% decrease in mcf of gas produced and sold, as well as a decline in the average price received per mcf of gas, offset by an increase in the average price received per barrel of oil. For the three months ended March 31, 1996, 5,530 barrels of oil were sold compared to 6,498 for the same period in 1995, a decrease of 968 barrels. For the three months ended March 31, 1996, 17,878 mcf of gas were sold compared to 21,432 for the same period in 1995, a decrease of 3,554 mcf. The decreases in production volumes were primarily due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.81, or 11%, from $17.14 for the three months ended March 31, 1995 to $18.95 for the same period in 1996, while the average price received per mcf of gas decreased from $2.04 during the three months ended March 31, 1995 to $1.95 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1996.

Salvage income from equipment disposals of $27,471 for the three months ended March 31, 1995 consisted of equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses decreased to $125,207 for the three months ended March 31, 1996 as compared to $127,982 for the same period in 1995, a decrease of $2,775, or 2%. This decrease was due to declines in general and administrative expenses ("G&A") and depletion, offset by an increase in production costs.

Production costs were $91,145 for the three months ended March 31, 1996 and $80,136 for the same period in 1995, an increase of $11,009, or 14%. The increase was primarily due to an increase in well repair and maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 10% from $4,652 for the three months ended March 31, 1995 to $4,191 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $29,871 for the three months ended March 31, 1996 compared to $43,194 for the same period in 1995. This represented a decrease in depletion of $13,323, or 31%. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 968 barrels for the three months ended March 31, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 81,860 barrels, or 41%, resulting in a lower unit cost per barrel of production.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ- Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants, and Southmark, the Registrant, and the other plaintiffs indemnified the defendants against the claims of Jack N. Price. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988 in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit was without merit and has vigorously defended it, PPDLP has held in reserve approximately 12.5% of the total settlement (the "Reserve") pending final resolution of the litigation.

A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $330,598, or $34.39 per limited partnership interest, in September 1993. The allocation of the lawsuit settlement amount was based on the original verdict entered on October 26, 1990. The allocation to the working interest owners in each well (including the Registrant) was based on a ratio of the relative amount of damages due to overcharges for services and materials ("Materials") and damages for loss of past and future production ("Production"), each as determined in that initial judgment. Within the Registrant, damages for Materials were allocated between the partners based on their original sharing percentages for costs of acquiring and/or drilling of wells. Similarly, damages related to Production were allocated to the partners in the Registrant based on their respective share of revenues from the subject wells.

As a condition of the purchase by Parker & Parsley Petroleum Company of PPDC, which was merged into PPDLP on January 1, 1995, from its former parent in May 1989, PPDC's interest in the lawsuit and subsequent settlement was retained by the former parent. Consequently, all of PPDC's share of the settlement related to its separately held interests in the wells and its partnership interests in the sponsored partnerships (except that portion allocable to interests acquired by PPDC after May 1989) was paid to the former parent.

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount yet to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs have vigorously protected the rights of both Dresser and Baker Hughes. Southmark has vigorously pursued its appeal of the judgment, and has posted a supersedeas bond using the Reserve as collateral. On April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments will be dismissed, the supersedeas bond released, and the Reserve released as collateral. It is expected that before the end of the third quarter, the necessary dismissals and releases will be effected, the managing general partner will conduct an accounting of income and expenses among the parties, and a final distribution will be made to the working interest owners, including the Registrant and its partners.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased to $60,624 for the three months ended March 31, 1996, a $17,196 decrease from the same period ended March 31, 1995. This decrease was due to a decline in oil and gas sales receipts, offset by an increase in expenditures for production costs. The decrease in oil and gas sales receipts was due to declines in the barrels of oil and mcf of gas produced and sold and a decrease in the average price received per mcf of gas, offset by an increase in the average price received per barrel of oil. Production cost expenditures increased primarily due to additional well repair and maintenance costs incurred in an effort to stimulate well production.

Net Cash Provided by (Used in) Investing Activities

The Registrant's investing activities during the three months ended March 31, 1996 and 1995, respectively, included $4,109 and $5,111 in expenditures related to repair and maintenance activity on various oil and gas properties.

Proceeds from salvage income of $27,471 were received during the three months ended March 31, 1995, resulting from equipment credits received on one fully depleted well.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1996 to cover distributions to the partners of $33,989 of which $33,644 was distributed to the limited partners and $345 to the managing general partner. For the same period ended March 31, 1995, cash was sufficient for distributions to the partners of $53,555 of which $53,019 was distributed to the limited partners and $536 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

- - ---------------

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.

                         PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Registrant is a party to material litigation which is described in Note 3 of Notes to Financial Statements above.

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


                                    PARKER & PARSLEY 85-A, LTD.

                                By: Parker & Parsley Development L.P.,
                                    Managing General Partner

                                    By: Parker & Parsley Petroleum USA, Inc.
                                        ("PPUSA"), General Partner



Dated:  May 14, 1996            By:  /s/ Steven L. Beal
                                    --------------------------------------
                                    Steven L. Beal, Senior Vice
                                    President and Chief Financial
                                    Officer of PPUSA