Form 10-Q
period 1996-06-30
PARKER & PARSLEY 85-A LTD
filed 1996-08-12
CIK 791230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1996, or

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

                                 Yes /x/ No / /

                               Page 1 of 16 pages.
                             There are no exhibits.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                    June 30,     December 31,
                                                      1996           1995
                                                  ------------   ------------
                                                  (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of $79,369
  at June 30 and $36,828 at December 31           $     79,544   $     36,955
Accounts receivable - oil and gas sales                 52,727         66,952
                                                   -----------    -----------
     Total current assets                              132,271        103,907

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                              7,379,614      8,386,246
  Accumulated depletion                             (6,014,484)    (6,965,364)
                                                   -----------    -----------
     Net oil and gas properties                      1,365,130      1,420,882
                                                   -----------    -----------
                                                  $  1,497,401   $  1,524,789
                                                   ===========    ===========
  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate                     $     46,234   $     42,816

Partners' capital:
 Limited partners (9,613 interests)                  1,436,644      1,467,142
 Managing general partner                               14,523         14,831
                                                   -----------    -----------
                                                     1,451,167      1,481,973
                                                   -----------    -----------
                                                  $  1,497,401   $  1,524,789
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Three months ended         Six months ended
                                     June 30,                  June 30,
                                1996          1995         1996        1995
                             ----------   ----------   ----------   ----------
Revenues:
 Oil and gas sales           $  149,497   $  148,756   $  289,203   $  303,816
 Interest income                    922        1,231        1,583        1,842
 Salvage income from
  equipment disposals                -            -            -        27,471
 Litigation settlement           32,694           -        32,694           -
                              ---------    ---------    ---------    ---------
     Total revenues             183,113      149,987      323,480      333,129
Costs and expenses:
 Production costs                69,832       81,582      160,977      161,718
 General and adminis-
  trative expenses                4,485        4,462        8,676        9,114
 Depletion                       26,092       60,972       55,963      104,166
 Loss on sale of assets           3,730           -         3,730           -
                              ---------    ---------    ---------    ---------
     Total costs and
      expenses                  104,139      147,016      229,346      274,998
                              ---------    ---------    ---------    ---------
Net income                   $   78,974   $    2,971   $   94,134   $   58,131
                              =========    =========    =========    =========
Allocation of net
 income:
  Managing general
   partner                   $      789   $       29   $      941   $      581
                              =========    =========    =========    =========
  Limited partners           $   78,185   $    2,942   $   93,193   $   57,550
                              =========    =========    =========    =========
Net income per limited
 partnership interest        $     8.13   $      .31   $     9.69   $     5.99
                              =========    =========    =========    =========
Distributions per
 limited partnership
 interest                    $     9.37   $     7.53   $    12.87   $    13.05
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)



                                       Managing
                                       general      Limited
                                       partner      partners       Total
                                     -----------   -----------   -----------

Balance at January 1, 1995           $    16,159   $ 1,598,699   $ 1,614,858

Distributions                             (1,266)     (125,448)     (126,714)

Net income                                   581        57,550        58,131
                                      ----------    ----------    ----------
Balance at June 30, 1995             $    15,474   $ 1,530,801   $ 1,546,275
                                      ==========    ==========    ==========


Balance at January 1, 1996           $    14,831   $ 1,467,142   $ 1,481,973

Distributions                             (1,249)     (123,691)     (124,940)

Net income                                   941        93,193        94,134
                                      ----------    ----------    ----------
Balance at June 30, 1996             $    14,523   $ 1,436,644   $ 1,451,167
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Six months ended
                                                         June 30,
                                                     1996         1995
                                                  ----------   ----------
Cash flows from operating activities:
 Net income                                       $   94,134   $   58,131
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Salvage income from equipment disposals                -       (27,471)
   Depletion                                          55,963      104,166
   Loss on sale of assets                              3,730           -
 Changes in assets and liabilities:
  Decrease in accounts receivable                     14,225          735
  Increase in accounts payable                         3,586        6,518
                                                   ---------    ---------
     Net cash provided by operating
      activities                                     171,638      142,079

Cash flows from investing activities:
 Additions to oil and gas properties                  (4,109)     (10,808)
 Proceeds from salvage income on
  equipment disposals                                     -        27,471
                                                   ---------    ---------
     Net cash provided by (used in)
      investing activities                            (4,109)      16,663

Cash flows from financing activities:
 Cash distributions to partners                     (124,940)    (126,714)
                                                   ---------    ---------
Net increase in cash and cash
 equivalents                                          42,589       32,028
Cash and cash equivalents at beginning
 of period                                            36,955       26,174
                                                   ---------    ---------
Cash and cash equivalents at end
 of period                                        $   79,544   $   58,202
                                                   =========    =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)

NOTE 1.

Parker & Parsley 85-A, Ltd. (the "Registrant") is a limited partnership organized in 1985 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On
April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $32,367 to the limited partners, or $3.37 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with six months ended June 30, 1995

Revenues:

The Registrant's oil and gas revenues decreased to $289,203 from $303,816 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 5%. The decrease in revenues resulted from a 16% decline in barrels of oil produced and sold and a 22% decline in mcf of gas produced and sold, offset by increases in the average prices received per barrel of oil and mcf of gas. For the six months ended June 30, 1996, 10,518 barrels of oil were sold compared to 12,595 for the same period in 1995, a decrease of 2,077 barrels. Of the decrease, 676 barrels, or 5%, was attributable to the sale of four oil and gas wells during the six months ended June 30, 1996, with the remaining decrease of 1,401 barrels, or 11%, due to the decline characteristics of the Registrant's oil and gas properties. For the six months ended June 30, 1996, 35,481 mcf of gas were sold compared to 45,536 for the same period in 1995, a decrease of 10,055 mcf. Of the decrease, 973 mcf, or 2%, was attributable to the sale of four oil and gas wells during the six months ended June 30, 1996, with the remaining decrease of 9,082 mcf, or 20%, due to the decline characteristics of the Registrant's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.87, or 16%, from $17.56 for the six months ended June 30, 1995 to $20.43 for the same period in 1996 while the average price received per mcf of gas increased 15% from $1.82 during the six months ended June 30, 1995 to $2.10 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1996.

Salvage income of $27,471 received from equipment disposals for the six months ended June 30, 1995 consisted of equipment credits received on one fully depleted well. There were no equipment credits received for the same period in 1996.

Costs and Expenses:

Total costs and expenses decreased to $229,346 for the six months ended June 30, 1996 as compared to $274,998 for the same period in 1995, a decrease of $45,652, or 17%. This decrease was due to declines in production costs, general and administrative expenses ("G&A") and depletion, offset by an increase in loss on sale of assets.

Production costs were $160,977 for the six months ended June 30, 1996 and $161,718 for the same period in 1995 resulting in a $741 decrease. The decrease was primarily due to lower ad valorem taxes and production taxes, offset by an increase in well repair and maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 5% from $9,114 for the six months ended June 30, 1995 to $8,676 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $55,963 for the six months ended June 30, 1996 compared to $104,166 for the same period in 1995. This represented a decrease in depletion of $48,203, or 46%. Of the decrease, $22,152, or 21%, was attributable to the sale of four oil and gas wells during the six months ended June 30, 1996, with the remaining decrease of $26,051, or 25%, due to the decline characteristics of the Registrant's oil and gas properties. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 2,077 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves of barrels were revised upward by 81,860 barrels, or 41%, resulting in a lower unit cost per barrel of production.

A loss of $3,730 on the sale of assets was recognized during the six months ended June 30, 1996. This loss resulted from the sale of four fully depleted oil and gas wells and four saltwater disposal wells and the write-off of associated capitalized well costs of $3,769, offset by a $39 receivable due from the sale for post-closing adjustments.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On
April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $32,367 to the limited partners, or $3.37 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

Three months ended June 30, 1996 compared with three months ended June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $149,497 from $148,756 for the three months ended June 30, 1996 and 1995, respectively, an increase of $741. The increase in revenues resulted from increases in the average prices received per barrel of oil and mcf of gas, offset by an 18% decline in barrels of oil produced and sold and a 27% decline in mcf of gas produced and sold. For the three months ended June 30, 1996, 4,988 barrels of oil were sold compared to 6,097 for the same period in 1995, a decrease of 1,109 barrels. Of the decrease, 260 barrels, or 4%, was attributable to the sale of four oil and gas wells during the three months ended June 30, 1996, with the remaining decrease of 849 barrels, or 14%, due to the decline characteristics of the Registrant's oil and gas properties. For the three months ended June 30, 1996, 17,603 mcf of gas were sold compared to 24,104 for the same period in 1995, a decrease of 6,501 mcf of gas. Of the decrease, 504 mcf, or 2%, was attributable to the sale of four oil and gas wells during the three months ended June 30, 1996, with the remaining decrease of 5,997 mcf, or 25%, due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $4.05, or 22%, from $18.01 for the three months ended June 30, 1995 to $22.06 for the same period in 1996 while the average price received per mcf of gas increased 38% from $1.62 during the three months ended June 30, 1995 to $2.24 for the same period in 1996.

Costs and Expenses:

Total costs and expenses decreased to $104,139 for the three months ended June 30, 1996 as compared to $147,016 for the same period in 1995, a decrease of $42,877, or 29%. This decrease was due to declines in production costs and depletion, offset by an increase in G&A and loss on sale of assets.

Production costs were $69,832 for the three months ended June 30, 1996 and $81,582 for the same period in 1995 resulting in a $11,750 decrease, or 14%. The decrease was primarily due to less well repair and maintenance costs and lower ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, from $4,462 for the three months ended June 30, 1995 to $4,485 for the same period in 1996.

Depletion was $26,092 for the three months ended June 30, 1996 compared to $60,972 for the same period in 1995. This represented a decrease in depletion of $34,880, or 57%. Of the decrease, $22,152, or 36%, was attributable to the sale of four oil and gas wells during the three months ended June 30, 1996, with the remaining decrease of $12,728, or 21%, due to the decline characteristics of the Registrant's oil and gas properties. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,109 barrels for the three months ended June 30, 1996 from the same period in 1995.

A loss of $3,730 on the sale of assets was recognized during the three months ended June 30, 1996. This loss resulted from the sale of four fully depleted oil and gas wells and four saltwater disposal wells and the write-off of associated capitalized well costs of $3,769, offset by a $39 receivable due from the sale for post-closing adjustments.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased during the six months ended June 30, 1996 $29,559 from the same period ended June 30, 1995. This increase was primarily due to the receipt of proceeds from the litigation settlement as discussed in Note 3.

Net Cash Provided by (Used in) Investing Activities

The Registrant's investing activities during the six months ended June 30, 1996 and 1995 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds from salvage income of $27,471 were received during the six months ended June 30, 1995, resulting from equipment credits received on one fully depleted well.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $124,940 of which $123,691 was distributed to the limited partners and $1,249 to the managing general partner. For the same period ended June 30, 1995, cash was sufficient for distributions to the partners of $126,714 of which $125,448 was distributed to the limited partners and $1,266 to the managing general partner.

Cash distributions to the partners of $124,940 for the six months ended June 30, 1996 included $32,367 to the limited partners and $327 to the managing general partner, resulting from proceeds received in the litigation settlement as discussed in Note 3.

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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Registrant is party to material litigation which is described in Note 3 of Notes to Financial Statements above.

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


                                    PARKER & PARSLEY 85-A, LTD.

                                By: Parker & Parsley Development L.P.,
                                     Managing General Partner
                                    By:  Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA"), General Partner




Dated:  August 9, 1996          By:  /s/ Steven L. Beal
                                   ---------------------------------------
                                   Steven L. Beal, Senior Vice
                                    President and Chief Financial
                                    Officer of PPUSA