Form 10-Q
period 1996-09-30
PARKER & PARSLEY 85-A LTD
filed 1996-11-12
CIK 791230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /
                               Page 1 of 14 pages.
                             -There are no exhibits-

                           PARKER & PARSLEY 85-A, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                     Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1996 and
              December 31, 1995   ....................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1996 and 1995.................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1996.................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1996 and 1995..............................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    9



                      Part II. Other Information

Item 1.    Legal Proceedings..........................................   13


           Signatures.................................................   14

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS

                                                  September 30,  December 31,
                                                      1996           1995
                                                  -----------    -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $85,680 at September 30
    and $36,828 at December 31                    $    85,855    $    36,955
  Accounts receivable - oil and gas sales              60,951         66,952
                                                   ----------     ----------
         Total current assets                         146,806        103,907
                                                   ----------     ----------

Oil and gas properties - at cost, based on the
  successful efforts accounting method              7,380,976      8,386,246
    Accumulated depletion                          (6,039,977)    (6,965,364)
                                                   ----------     ----------
         Net oil and gas properties                 1,340,999      1,420,882
                                                   ----------     ----------
                                                  $ 1,487,805    $ 1,524,789
                                                   ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    47,938    $    42,816

Partners' capital:
  Limited partners (9,613 interests)                1,425,457      1,467,142
  Managing general partner                             14,410         14,831
                                                   ----------     ----------
                                                    1,439,867      1,481,973
                                                   ----------     ----------
                                                  $ 1,487,805    $ 1,524,789
                                                   ==========     ==========

 The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three months ended      Nine months ended
                                       September 30,           September 30,
                                  ---------------------   ---------------------
                                     1996        1995        1996        1995
                                  ---------   ---------   ---------   ---------
Revenues:
   Oil and gas                    $ 148,906   $ 133,961   $ 438,109   $ 437,777
   Interest                           1,103       1,001       2,686       2,843
   Litigation settlement                -           -        32,694         -
   Salvage income from equipment
     disposals                          -           -           -        27,471
                                   --------    --------    --------    --------

                                    150,009     134,962     473,489     468,091
                                   --------    --------    --------    --------
Costs and expenses:
   Oil and gas production            68,178      82,438     229,155     244,156
   General and administrative         4,467       4,019      13,143      13,133
   Depletion                         25,493      57,962      81,456     162,128
   Loss on sale of assets                55         -         3,785         -
                                   --------    --------    --------    --------

                                     98,193     144,419     327,539     419,417
                                   --------    --------    --------    --------

Net income (loss)                 $  51,816   $  (9,457)  $ 145,950   $  48,674
                                   ========    ========    ========    ========
Allocation of net income (loss):
   Managing general partner       $     519   $     (94)  $   1,460   $     487
                                   ========    ========    ========    ========

   Limited partners               $  51,297   $  (9,363)  $ 144,490   $  48,187
                                   ========    ========    ========    ========
Net income (loss) per limited
   partnership interest           $    5.34   $    (.98)  $   15.03   $    5.01
                                   ========    ========    ========    ========
Distributions per limited
   partnership interest           $    6.50   $    4.49   $   19.37   $   17.54
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    Managing
                                    general        Limited
                                    partner        partners           Total
                                    --------      -----------      -----------

Balance at January 1, 1996          $ 14,831      $ 1,467,142      $ 1,481,973

    Distributions                     (1,881)        (186,175)        (188,056)

    Net income                         1,460          144,490          145,950
                                     -------       ----------       ----------

Balance at September 30, 1996       $ 14,410      $ 1,425,457      $ 1,439,867
                                     =======       ==========       ==========





         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Nine months ended
                                                          September 30,
                                                   -------------------------
                                                      1996           1995
                                                   ----------     ----------
Cash flows from operating activities:

  Net income                                       $  145,950     $   48,674
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion                                        81,456        162,128
      Salvage income from equipment disposals             -          (27,471)
      Loss on sale of assets                            3,785            -
  Changes in assets and liabilities:
      Decrease in accounts receivable                   6,001          7,021
      Increase in accounts payable                      3,872          6,883
                                                    ---------      ---------
      Net cash provided by operating activities       241,064        197,235
                                                    ---------      ---------

Cash flows from investing activities:

  Additions to oil and gas properties                  (4,108)       (47,509)
  Proceeds from salvage income on equipment
    disposals                                              -           27,471
                                                    ---------      ---------
      Net cash used in investing activities            (4,108)       (20,038)
                                                    ---------      ---------

Cash flows from financing activities:

  Cash distributions to partners                     (188,056)      (170,316)
                                                    ---------      ---------
Net increase in cash and cash equivalents              48,900          6,881
Cash and cash equivalents at beginning of period       36,955         26,174
                                                    ---------      ---------
Cash and cash equivalents at end of period         $   85,855     $   33,055
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

Note 1.

Parker & Parsley 85-A, Ltd. (the "Registrant") is a limited partnership organized in 1985 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $32,367, or $3.37 per limited partnership interest to the Registrant and its partners.

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $438,109 from $437,777 for the nine months ended September 30, 1996 and 1995, respectively, an increase of $332. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 14% decline in barrels of oil produced and sold and a 24% decline in mcf of gas produced and sold. For the nine months ended September 30, 1996, 15,759 barrels of oil were sold compared to 18,405 for the same period in 1995, a decrease of 2,646 barrels. Of the decrease, 1,212 barrels, or 6%, was attributable to the sale of four oil and gas wells during the nine months ended September 30, 1996, with the remaining decrease of 1,434 barrels, or 8%, due to the decline characteristics of the Registrant's oil and gas properties. For the nine months ended September 30, 1996, 53,907 mcf of gas were sold compared to 71,093 for the same period in 1995, a decrease of 17,186 mcf. Of the decrease, 1,709 mcf, or 2%, was attributable to the sale of four oil and gas wells during the nine months ended September 30, 1996 with the remaining decrease of 15,477 mcf, or 22%, due to the decline characteristics of the Registrant's oil and gas properties. Because of these decline characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.65, or 21% from $17.22 for the nine months ended September 30, 1995 to $20.87 for the same period in 1996 while the average price received per mcf of gas increased 19% from $1.70 during the nine months ended September 30, 1995 to $2.03 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

Salvage income of $27,471 received from equipment disposals for the nine months ended September 30, 1995 consisted of proceeds received from equipment sales on one fully depleted well. There were no equipment sales proceeds received for the same period in 1996.

Costs and Expenses:

Total costs and expenses decreased to $327,539 for the nine months ended September 30, 1996 as compared to $419,417 for the same period in 1995, a decrease of $91,878, or 22%. This decrease was due to declines in production costs and depletion, offset by increases in general and administrative expenses ("G&A") and loss on sale of assets.

Production costs were $229,155 for the nine months ended September 30, 1996 and $244,156 for the same period in 1995 resulting in a $15,001 decrease, or 6%. The decrease was primarily attributable to a reduction in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, from $13,133 for the nine months ended September 30, 1995 to $13,143 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $81,456 for the nine months ended September 30, 1996 compared to $162,128 for the same period in 1995, representing a decrease of $80,672, or 50%. This decrease was primarily attributable to the following factors: (i) the sale of properties during 1996, (ii) a reduction in oil production of 2,646 barrels for the nine months ended September 30, 1996 as compared to the same period in 1995, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $32,367, or $3.37 per limited partnership interest to the Registrant and its partners.

Three months ended September 30, 1996 compared with three months ended September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $148,906 from $133,961 for the three months ended September 30, 1996 and 1995, respectively, an increase of 11%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 10% decline in the barrels of oil produced and sold and a 28% decrease in the mcf of gas produced and sold. For the three months ended September 30, 1996, 5,241 barrels of oil were sold compared to 5,810 for the same period in 1995, a decrease of 569 barrels. Of the decrease, 536 barrels, or 9%, was attributable to the sale of four oil and gas wells during the three months ended September 30, 1996, with the remaining decrease of 33 barrels, or 1%, due to the decline characteristics of the Registrant's oil and gas properties. For the three months ended September 30,

1996, 18,426 mcf of gas were sold compared to 25,557 for the same period in 1995, a decrease of 7,131 mcf. Of the decrease, 736 mcf, or 3%, was attributable to the sale of four oil and gas wells during the three months ended September 30, 1996 with the remaining decrease of 6,395 mcf, or 25%, due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $5.28, or 32%, from $16.47 for the three months ended September 30, 1995 to $21.75 for the same period in 1996, while the average price received per mcf of gas increased 27% from $1.50 for the three months ended September 30, 1995 to $1.89 for the same period in 1996.

A loss of $55 on the sale of assets was recognized during the three months ended September 30, 1996. This loss was the result of adjustments to net proceeds from the sale of four fully depleted oil and gas wells and four saltwater disposal wells in a prior period.

Costs and Expenses:

Total costs and expenses decreased to $98,193 for the three months ended September 30, 1996 as compared to $144,419 for the same period in 1995, a decrease of $46,226, or 32%. This decrease was due to declines in depletion and production costs, offset by increases in G&A and loss on sale of assets.

Production costs were $68,178 for the three months ended September 30, 1996 and $82,438 for the same period in 1995 resulting in a $14,260 decrease, or 17%. The decrease was primarily attributable to less well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased in aggregate, 11%, from $4,019 for the three months ended September 30, 1995 to $4,467 for the same period in 1996.

Depletion was $25,493 for the three months ended September 30, 1996 compared to $57,962 for the same period in 1995. This represented a decrease in depletion of $32,469, or 56%, primarily attributable to the following factors: (i) the sale of properties during 1996, (ii) a reduction in oil production of 569 barrels for the three months ended September 30, 1996 as compared to the same period in 1995, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $43,829 during the nine months ended September 30, 1996 from the same period ended September 30, 1995, principally due to the receipt of proceeds from the litigation settlement as discussed in Note 3 and the reduction of production costs.

Net Cash Used in Investing Activities

The Registrant's investing activities during the nine months ended September 30, 1996 and 1995 included $4,108 and $47,509, respectively, for expenditures related to equipment replacement on various oil and gas properties.

Proceeds from salvage income of $27,471 were received during the nine months ended September 30, 1995 from equipment sales on one fully depleted well.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $188,056 of which $186,175 was distributed to the limited partners and $1,881 to the managing general partner. For the same period ended September 30, 1995, cash was sufficient for distributions to the partners of $170,316 of which $168,613 was distributed to the limited partners and $1,703 to the managing general partner.

Cash distributions to the partners of $188,056 for the nine months ended September 30, 1996 included $32,367 to the limited partners and $327 to the managing general partner, resulting from proceeds received in the litigation settlement as discussed in Note 3.

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



                           Part II. Other Information

Item 1.   Legal Proceedings

During April 1996, the Registrant completed the settlement of a material litigation to which it was a party. This litigation and settlement thereof is described in Note 3 of Notes to Financial Statements above.

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


                                   PARKER & PARSLEY 85-A, LTD.

                              By:  Parker & Parsley Development L.P.,
                                    Managing General Partner

                                   By:  Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA"), General Partner




Dated:  November 11, 1996     By:  /s/ Steven L. Beal
                                   ----------------------------------------
                                   Steven L. Beal, Senior Vice President
                                     and Chief Financial Officer of PPUSA