Form 10-K405
period 1996-12-31
PARKER & PARSLEY 85-A LTD
filed 1997-03-24
CIK 791230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

  / x /          Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934 (Fee Required)

                   For the fiscal year ended December 31, 1996

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

As of March 8, 1997, the number of outstanding limited partnership interests was 9,613. The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K: None

                               Page 1 of 29 pages.
                           -Exhibit index on page 29-

Parts I and II of this Report contain forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements. See "Item 1. Business" for a description of various factors that could materially affect the ability of the Partnership to achieve the anticipated results described in the forward looking statements.

                                     PART I

ITEM 1.     Business

Parker & Parsley 85-A, Ltd. (the "Partnership") is a limited partnership organized in 1985 under the laws of the State of Texas. The managing general partner is Parker & Parsley Development L.P. ("PPDLP"). PPDLP's general partner is Parker & Parsley Petroleum USA, Inc. ("PPUSA").

A Registration Statement, as amended, filed pursuant to the Securities Act of 1933, registering limited partnership interests aggregating $40,000,000 in a series of Texas limited partnerships formed under the Parker & Parsley 85 Development Drilling Program, was declared effective by the Securities and Exchange Commission on August 28, 1985. On October 26, 1985, the offering of limited partnership interests in the Partnership, the first partnership formed under such registration statement, was closed, with interests aggregating $9,613,000 being sold to 828 subscribers.

The Partnership engages primarily in oil and gas development and production and is not involved in any industry segment other than oil and gas. See "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data" of this report for a summary of the Partnership's revenue, income and identifiable assets.

The principal markets during 1996 for the oil produced by the Partnership were refineries and oil transmission companies that have facilities near the
Partnership's   oil  producing   properties.   The  principal  markets  for  the
Partnership's gas were companies that have pipelines located near the Partnership's gas producing properties. Of the Partnership's total oil and gas revenues for 1996, approximately 67% and 10% were attributable to sales made to Genesis Crude Oil, L.P. and Western Gas Resources, Inc., respectively.

The Partnership's revenues, profitability, cash flow and future rate of growth are highly dependent on the prevailing prices of oil and gas, which are affected by numerous factors beyond the Partnership's control. Oil and gas prices historically have been very volatile. A substantial or extended decline in the prices of oil or gas could have a material adverse effect on the Partnership's revenues, profitability and cash flow and could, under certain circumstances, result in a reduction in the carrying value of the Partnership's oil and gas properties.

Because of the demand for oil and gas, the Partnership does not believe that the termination of the sales of its products to any one customer would have a material adverse impact on its operations. The loss of a particular customer for gas may have an effect if that particular customer has the only gas pipeline located in the areas of the Partnership's gas producing properties. The
Partnership believes, however, that the effect would be temporary, until alternative arrangements could be made.

Federal and state regulation of oil and gas operations generally includes the fixing of maximum prices for regulated categories of natural gas, the imposition of maximum allowable production rates, the taxation of income and other items, and the protection of the environment. Although the Partnership believes that its business operations do not impair environmental quality and that its costs of complying with any applicable environmental regulations are not currently significant, the Partnership cannot predict what, if any, effect these environmental regulations may have on its current or future operations.

The Partnership does not have any employees of its own. PPUSA employs 659 persons, many of whom dedicated a part of their time to the conduct of the Partnership's business during the period for which this report is filed. The
Partnership's managing general partner, PPDLP through PPUSA, supplies all management functions.

Numerous uncertainties exist in estimating quantities of proved reserves and future net revenues therefrom. The estimates of proved reserves and related future net revenues set forth in this report are based on various assumptions, which may ultimately prove to be inaccurate. Therefore, such estimates should not be construed as estimates of the current market value of the Partnership's proved reserves.

No material part of the Partnership's business is seasonal and the Partnership conducts no foreign operations.

ITEM 2.     Properties

The Partnership's properties consist primarily of leasehold interests in properties on which oil and gas wells are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects located primarily in the Spraberry Trend Area of West Texas were acquired by the Partnership, resulting in the Partnership's participation in the drilling of 25 productive oil and gas wells. At December 31, 1996, 21 wells were producing with four wells sold during 1996. The Partnership received an additional interest in one producing oil and gas well in 1993 due to the Partnership's back-in after payout provisions.

For information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1996, 1995 and 1994 and changes in such quantities for the years then ended, see Note 6 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below. Such reserves have been estimated by the engineering staff of PPUSA with a review by an independent petroleum consultant.

ITEM 3.     Legal Proceedings

The Partnership was a party to material litigation which is described in Note 8 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below.

ITEM 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter 1996.

                                     PART II

ITEM 5.   Market for Partnership's Common Equity and Related Stockholder Matters

At March 8, 1997, the Partnership had 9,613 outstanding limited partnership interests held of record by 830 subscribers. There is no established public trading market for the limited partner ship interests. Under the limited partnership agreement, PPDLP has made certain commitments to purchase partnership interests at a computed value.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Partnership's obligations are distributed to the partners at least quarterly in accordance with the limited partnership agreement. During the years ended December 31, 1996 and 1995, distributions of $255,194 and $191,195 respectively, were made to the limited partners.

ITEM 6.    Selected Financial Data

The following table sets forth selected financial data for the years ended December 31:

                               1996          1995         1994         1993          1992
                            ----------    ----------   ----------   ----------    ----------
Operating results:
 Oil and gas sales          $  631,838    $  570,205   $  598,850   $  704,806    $  842,600
                             =========     =========    =========    =========     =========
 Impairment of oil and
  gas properties            $      -      $       -    $  431,446   $       -     $       -
                             =========     =========    =========    =========     =========
 Litigation settlement, net $   32,694    $       -    $       -    $  328,047    $       -
                             =========     =========    =========    =========     =========
 Net income (loss)          $  221,854    $   60,241   $ (435,081)  $  128,954    $   57,537
                             =========     =========    =========    =========     =========
 Allocation of net
  income (loss):
   Managing general partner $    2,219    $      603   $   (4,351)  $    1,288    $      575
                             =========     =========    =========    =========     =========
   Limited partners         $  219,635    $   59,638   $ (430,730)  $  127,666    $   56,962
                             =========     =========    =========    =========     =========
 Limited partners' net
  income (loss) per limited
  partnership interest      $    22.85    $     6.20   $   (44.81)  $    13.28    $     5.93
                             =========     =========    =========    =========     =========
 Limited partners' cash
  distributions per limited
  partnership interest      $    26.55(a) $    19.89   $    18.57   $    62.25(a) $    42.58
                             =========     =========    =========    =========     =========
At year end:
  Total assets              $1,460,408    $1,524,789   $1,658,967   $2,286,898    $2,759,363
                             =========     =========    =========    =========     =========

---------------
(a) Including litigation settlement per limited partnership interest of $3.37 in 1996 and $34.39 in 1993, respectively.
                                        5

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Results of operations

1996 compared to 1995

The Partnership's 1996 oil and gas revenues increased to $631,838 from $570,205 in 1995, an increase of 11%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 13% decline in barrels of oil produced and sold and a 22% decline in mcf of gas produced and sold. In 1996, 21,203 barrels of oil were sold compared to 24,262 in 1995, a decrease of 3,059 barrels. Of the decrease, 1,626 barrels, or 7%, was attributable to the sale of four oil and gas wells during 1996, with the remaining decrease of 1,433 barrels, or 6%, due to the decline characteristics of the Partnership's oil and gas properties. In 1996, 72,178 mcf of gas were sold compared to 92,169 in 1995, a decrease of 19,991 mcf. Of the decrease, 2,090 mcf, or 2%, was attributable to the sale of four oil and gas wells during 1996, with the remaining decrease of 17,901 mcf, or 19%, due to the decline characteristics of the Partnership's oil and gas properties. Because of these decline characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $4.64, or 27%, from $17.15 in 1995 to $21.79 in 1996. The average price received per mcf of gas increased 41% from $1.67 in 1995 to $2.35 in 1996. The market price received for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received in 1996.

On April 29, 1996, Southmark, PPDLP and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $32,367, or $3.37 per limited partnership interest, to the Partnership and its partners. See Note 8 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

Total costs and expenses decreased in 1996 to $446,635 as compared to $541,019 in 1995, a decrease of $94,384, or 17%. The decrease was due to declines in production costs and depletion, offset by higher general and administrative expenses ("G&A") and loss on sale of assets.

Production costs were $320,643 in 1996 and $325,059 in 1995, resulting in a $4,416 decrease. The decrease was principally due to less well repair and maintenance costs in 1996 compared to 1995, offset by an increase in production taxes, resulting from increased oil and gas revenues.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 11% from $17,106 in 1995 to $18,955 in 1996. The Partnership paid the managing general partner $16,083 in 1996 and $14,126 in 1995 for G&A incurred on behalf of the Partnership. G&A is allocated, in part, to the Partnership by the managing general partner. The Partnership agreement limits allocated G&A to 3% of gross oil and gas revenues.

The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of "(SFAS 121") effective as of October 1, 1995 (see Note 2 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). As a result of the review and evaluation of its long-lived assets for impairment, expected future cash flows exceeded the properties' carrying amount, and no impairment was required during 1996 and 1995.

Depletion was $105,185 in 1996 compared to $198,854 in 1995. This represented a decrease of $93,669, or 47%. This decrease was primarily attributable to the following factors: (i) the sale of properties during 1996, (ii) a reduction in oil production of 3,059 barrels for 1996 as compared to 1995, and (iii) an increase in oil and gas reserves during 1996 as a result of high commodity prices.

A loss of $1,852 on the sale of assets was recognized during 1996. This loss resulted from the sale of four fully depleted oil and gas wells and four saltwater disposal wells and the write-off of associated capitalized well costs of $3,769, offset by a $1,917 receivable due from the sale for post-closing adjustments.

1995 compared to 1994

The Partnership's 1995 oil and gas revenues decreased to $570,205 from $598,850 in 1994, a decrease of 5%. The decrease in revenues resulted from a 12% decline in barrels of oil produced and sold and a 2% decline in the average price received per mcf of gas, offset by an 8% increase in the average price received per barrel of oil. In 1995, 24,262 barrels of oil were sold compared to 27,689 in 1994, a decrease of 3,427 barrels. In 1995, 92,169 mcf of gas were sold compared to 91,998 in 1994, an increase of 171 mcf. The decrease in oil production volumes was primarily due to the decline characteristics of the Partnership's oil and gas properties. The increase in gas production volumes was the result of operational changes on several wells.

The average price received per barrel of oil increased $1.21, or 8%, from $15.94 in 1994 to $17.15 in 1995. The average price received per mcf of gas decreased from $1.71 in 1994 to $1.67 in 1995.

Total costs and expenses decreased in 1995 to $541,019 as compared to $1,035,488 in 1994, a decrease of $494,469, or 48%. The decrease was due to the impairment of oil and gas properties in 1994 and a decline in production costs and G&A during 1995, offset by an increase in depletion.

Production costs were $325,059 in 1995 and $390,077 in 1994, resulting in a $65,018 decrease, or 17%. The decrease was principally due to less well repair and maintenance costs in 1995 compared to 1994.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 5% from $17,966 in 1994 to $17,106 in 1995. The Partnership paid the managing general partner $14,126 in 1995 and $13,009 in 1994 for G&A incurred on behalf of the Partnership.

The Partnership adopted SFAS 121 effective as of October 1, 1995 (see Note 2 of Notes to Financial Statements included in "Item 8. Financial Statements and

Supplementary Data"). As a result of the review and evaluation of its long-lived assets for impairment, expected future cash flows exceeded the properties' carrying amount, and no impairment was required during 1995.

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

Impact of inflation and changing prices on sales and net income

Inflation impacts the fixed overhead rate charges of the lease operating expenses for the Partnership. During 1994, the annual change in the index of average weekly earnings of crude petroleum and gas production workers issued by the U.S. Department of Labor, Bureau of Labor Statistics increased by 4.8%. The 1995 annual change in average weekly earnings increased by 4.4%. The 1996 index (effective April 1, 1996) increased 4.1%. The impact of inflation for other lease operating expenses is small due to the current economic condition of the oil industry.

The oil and gas industry experienced volatility during the past decade because of the fluctuation of the supply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets causing significant fluctuations in oil and gas prices. During 1996, the price per barrel for oil production similar to the Partnership's ranged from approximately $18.00 to $25.00. For February 1997, the average price for the Partnership's oil was approximately $22.00.

Prices for natural gas are subject to ordinary seasonal fluctuations, and this volatility of natural gas prices may result in production being curtailed and, in some cases, wells being completely shut-in.

Liquidity and capital resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $39,247 during the year ended December 31, 1996 from the year ended December 31, 1995 due to the receipt of proceeds from the litigation settlement as discussed in Note 8 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" and higher oil and gas sales, offset by an increase in production costs paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during 1996 included $1,818 received from the disposal of oil and gas equipment on active properties. For 1995, there were $53,595 in expenditures related to equipment replacement on various oil and gas properties.

Proceeds from salvage income of $27,471 were received during 1995 from equipment credits on one fully depleted well.

Net Cash Used in Financing Activities

Cash was sufficient in 1996 for distributions to the partners of $257,772 of which $255,194 was distributed to the limited partners and $2,578 to the managing general partner. In 1995, cash was sufficient for distributions to the partners of $193,126 of which $191,195 was distributed to the limited partners and $1,931 to the managing general partner.

Cash distributions to the partners of $257,772 for 1996 included $32,367 to the limited partners and $327 to the managing general partner, resulting from proceeds received in the litigation settlement as discussed in Note 8 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

It is expected that future net cash provided by operations will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

ITEM 8.     Financial Statements and Supplementary Data

The Partnership's audited financial statements are included elsewhere herein.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10.     Directors and Executive Officers of the Partnership

The Partnership does not have any officers or directors. Under the limited partnership agreement, the Partnership's managing general partner, PPDLP, is granted the exclusive right and full authority to manage, control and administer the Partnership's business. PPUSA, the sole general partner of PPDLP, is a wholly-owned subsidiary of Parker & Parsley Petroleum Company (the "Company"), a publicly-traded corporation on the New York Stock Exchange.

Set forth below are the names, ages and positions of the directors and executive officers of PPUSA. Directors of PPUSA are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

                            Age at
                         December 31,
       Name                  1996                     Position
       ----              ------------                 --------

Scott D. Sheffield            44        President, Chairman of the Board,
                                          Chief Executive Officer and
                                          Director

Timothy A. Leach              37        Executive Vice President and Director

Steven L. Beal                37        Senior Vice President, Chief Financial
                                          Officer and Director

Mark L. Withrow               49        Senior Vice President, Secretary and
                                          Director

David A. Chroback             41        Senior Vice President and Director

         Scott D. Sheffield. Mr. Sheffield, a graduate of The University of Texas with a Bachelor of Science degree in Petroleum Engineering, has been the President and a Director of the Company since May 1990 and has been the Chairman of the Board and Chief Executive Officer since October 1990. Mr. Sheffield joined the Company as a petroleum engineer in 1979. Mr. Sheffield served as Vice President - Engineering of the Company from September 1981 until April 1985 when he was elected President and a Director of the Company. In March 1989, Mr. Sheffield was elected Chairman of the Board and Chief Executive Officer of the Company. On January 1, 1995, Mr. Sheffield resigned as President and Chief Executive Officer of PPUSA, but remained Chairman of the Board and a Director of PPUSA. On January 1, 1996, Mr. Sheffield reassumed the positions of President and Chief Executive Officer of PPUSA. Before joining the Company, Mr. Sheffield was principally occupied for more than three years as a production and reservoir engineer for Amoco Production Company.

         Timothy A. Leach. Mr. Leach, a graduate of Texas A&M University with a Bachelor of Science degree in Petroleum Engineering and the University of Texas of the Permian Basin with a Master of Business Administration degree, was elected Executive Vice President - Engineering of the Company on March 21, 1995. Mr. Leach had been serving as Senior Vice President Engineering since March 1993 and served as Vice President - Engineering of the Company from October 1990 to March 1993. Mr. Leach was elected Executive Vice President and Director of PPUSA on December 1, 1995. He had joined the Company as Vice President - Engineering in September 1989. Prior to joining the Company, Mr. Leach was employed as Senior Vice President and Director of First City Texas - Midland, N.A.

         Steven L. Beal. Mr. Beal, a graduate of the University of Texas with a Bachelor of Business Administration degree in Accounting and a certified public accountant, was elected Senior Vice President - Finance of the Company in January 1995 and Chief Financial Officer of the Company on March 21, 1995. Mr. Beal was elected Senior Vice President and Chief Financial Officer of PPUSA on January 1, 1995 and was elected a Director of PPUSA on January 2, 1996. He served as Treasurer of PPUSA from January 1, 1995 to June 12, 1996. Mr. Beal joined the Company as Treasurer in March 1988 and was elected Vice President - Finance in October 1991. Prior to joining the Company, Mr. Beal was employed as an audit manager for Price Waterhouse.

         Mark L. Withrow. Mr. Withrow, a graduate of Abilene Christian University with a Bachelor of Science degree in Accounting and Texas Tech University with a Juris Doctorate degree, was Vice President - General Counsel of the Company from February 1991 to January 1995, when he was appointed Senior Vice President - General Counsel, and has been the Company's Secretary since August 1992. On January 1, 1995, Mr. Withrow was elected Senior Vice President and Secretary of PPUSA and was elected a Director of PPUSA on January 2, 1996. Mr. Withrow joined the Company in January 1991. Prior to joining the Company, Mr. Withrow was the managing partner of the law firm of Turpin, Smith, Dyer, Saxe & MacDonald, Midland, Texas.

         David A. Chroback. Mr. Chroback, a graduate of Hanover College with a Bachelor of Science degree in Geology, and a graduate of Southern Illinois University at Carbondale with a Master of Science degree in Geology, was elected Senior Vice President of the Company and PPUSA on October 7, 1996. On January 2, 1996, Mr. Chroback was elected Director of PPUSA. He had served as Vice President - Geology of the Company since February 1993. Mr. Chroback has been the Geological Manager since June 1992, and prior to that has been a Senior Geologist with the Company since January 1988. Before joining the Company, he was a project geologist with Indian Wells Oil Company. Mr. Chroback was previously employed by Amoco Production Company as a petroleum geologist from 1980 through 1984.

ITEM 11.     Executive Compensation

The Partnership does not have any directors or officers. Management of the Partnership is vested in PPDLP, the managing general partner. The Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. Under the Program agreement, PPDLP pays approximately 10% of the Partnership's acquisition, drilling and completion costs and approximately 25% of its operating and general and administrative expenses. In return, PPDLP is allocated approximately 25% of the Partnership's revenues. See Notes 5 and 9 of Notes to Financial Statements included in "Item
8. Financial Statements and Supplementary Data" below for information regarding fees and reimbursements paid to the managing general partner or its affiliates by the Partnership.

The Partnership does not directly pay any salaries of the executive officers of PPUSA, but does pay a portion of PPUSA's general and administrative expenses of which these salaries are a part. See Note 5 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

(a)      Beneficial owners of more than five percent

The Partnership is not aware of any person who beneficially owns 5% or more of the outstanding limited partnership interests of the Partnership. PPDLP owned 187 limited partner interests at January 1, 1997.

(b)      Security ownership of management

The Partnership does not have any officers or directors. The managing general partner of the Partnership, PPDLP, has the exclusive right and full authority to manage, control and administer the Partnership's business. Under the limited partnership agreement, limited partners holding a majority of the outstanding limited partnership interests have the right to take certain actions, including the removal of the managing general partner or any other general partner. The Partnership is not aware of any current arrangement or activity which may lead to such removal. The Partnership is not aware of any officer or director of PPUSA who beneficially owns limited partnership interests in the Partnership.

ITEM 13.     Certain Relationships and Related Transactions

Transactions with the managing general partner or its affiliates

Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:

                                                1996        1995        1994
                                              --------    --------    --------

 Payment of lease operating and
   supervision charges in accordance
   with standard industry operating
   agreements                                 $138,540    $144,637    $152,993

 Reimbursement of general and
   administrative expenses                    $ 16,083    $ 14,126    $ 13,009

 Purchase of oil and gas properties and
   related equipment, at predecessor cost     $     -     $     -     $  1,783

 Receipt of proceeds for the salvage
   value of retired oil and gas equipment     $  2,654    $ 22,924    $     -

Under the limited partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Partnership's revenues. Also, see Notes 5 and 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below, regarding the Partnership's participation with the managing general partner in oil and gas activities of the Partnership.

                                     PART IV


ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.   Financial statements

          The following are filed as part of this annual report:

              Independent Auditors' Report

              Balance sheets as of December 31, 1996 and 1995

              Statements of operations for the years ended December 31, 1996,
                 1995 and 1994

              Statements of partners' capital for the years ended December 31,
                 1996, 1995 and 1994

              Statements of cash flows for the years ended December 31, 1996,
                 1995 and 1994

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

                           PARKER & PARSLEY 85-A, LTD.

Dated: March 21, 1997      By:     Parker & Parsley Development L.P.,
                                     Managing General Partner

                                   By:     Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner


                                   By:     /s/ Scott D. Sheffield
                                           -----------------------------
                                           Scott D. Sheffield, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Scott D. Sheffield      President, Chairman of the Board,    March 21, 1997
-----------------------     Chief Executive Officer and
Scott D. Sheffield          Director of PPUSA


/s/ Timothy A. Leach        Executive Vice President             March 21, 1997
-----------------------     and Director of PPUSA
Timothy A. Leach


/s/ Steven L. Beal          Senior Vice President, Chief         March 21, 1997
-----------------------     Financial Officer and Director
Steven L. Beal              of PPUSA


/s/ Mark L. Withrow         Senior Vice President, Secretary     March 21, 1997
-----------------------     and Director of PPUSA
Mark L. Withrow


/s/ David A. Chroback       Senior Vice President and            March 21, 1997
-----------------------     Director of PPUSA
David A. Chroback

                          INDEPENDENT AUDITORS' REPORT




The Partners
Parker & Parsley 85-A, Ltd.
  (A Texas Limited Partnership):

We have audited the financial statements of Parker & Parsley 85-A, Ltd. as listed in the accompanying index under Item 14(a). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley 85-A, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                 KPMG Peat Marwick LLP


Midland, Texas
March 21, 1997

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                                 BALANCE SHEETS
                                   December 31


                                                     1996            1995
                                                  -----------     -----------
                  ASSETS

Current assets:
  Cash and cash equivalents, including
    interest bearing deposits of $49,971
    in 1996 and $36,828 in 1995                   $    50,279     $    36,955
  Accounts receivable - oil and gas sales             100,147          66,952
                                                    ---------      ----------
         Total current assets                         150,426         103,907
                                                    ---------      ----------
Oil and gas properties - at cost, based on
  the successful efforts accounting method          7,373,688       8,386,246
Accumulated depletion                              (6,063,706)     (6,965,364)
                                                   ----------      ----------
         Net oil and gas properties                 1,309,982       1,420,882
                                                   ----------      ----------
                                                  $ 1,460,408     $ 1,524,789
                                                   ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    14,353     $    42,816

Partners' capital:
  Limited partners (9,613 interests)                1,431,583       1,467,142
  Managing general partner                             14,472          14,831
                                                   ----------      ----------
                                                    1,446,055       1,481,973
                                                   ----------      ----------
                                                  $ 1,460,408     $ 1,524,789
                                                   ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                         For the years ended December 31



                                      1996          1995           1994
                                    ---------     ---------     ----------
Revenues:
  Oil and gas                       $ 631,838     $ 570,205     $  598,850
  Interest                              3,957         3,584          1,557
  Litigation settlement, net           32,694            -              -
  Salvage income from equipment
    disposals                              -         27,471             -
                                     --------      --------      ---------
                                      668,489       601,260        600,407
                                     --------      --------      ---------
Costs and expenses:
  Oil and gas production              320,643       325,059        390,077
  General and administrative           18,955        17,106         17,966
  Impairment of oil and gas
    properties                             -             -         431,446
  Depletion                           105,185       198,854        195,999
  Loss on sale of assets                1,852            -              -
                                     --------      --------      ---------
                                      446,635       541,019      1,035,488
                                     --------      --------      ---------
Net income (loss)                   $ 221,854     $  60,241     $ (435,081)
                                     ========      ========      =========
Allocation of net income (loss):
  Managing general partner          $   2,219     $     603     $   (4,351)
                                     ========      ========      =========
  Limited partners                  $ 219,635     $  59,638     $ (430,730)
                                     ========      ========      =========
Net income (loss) per limited
  partnership interest              $   22.85     $    6.20     $   (44.81)
                                     ========      ========      =========



   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL




                                          Managing
                                          general      Limited
                                          partner      partners       Total
                                         ---------    ----------    ----------

Partners' capital at January 1, 1994     $  22,313    $2,207,979    $2,230,292

   Distributions                            (1,803)     (178,550)     (180,353)

   Net loss                                 (4,351)     (430,730)     (435,081)
                                          --------     ---------     ---------

Partners' capital at December 31, 1994      16,159     1,598,699     1,614,858

   Distributions                            (1,931)     (191,195)     (193,126)

   Net income                                  603        59,638        60,241
                                          --------     ---------     ---------

Partners' capital at December 31, 1995      14,831     1,467,142     1,481,973

   Distributions                            (2,578)     (255,194)     (257,772)

   Net income                                2,219       219,635       221,854
                                          --------     ---------     ---------

Partners' capital at December 31, 1996   $  14,472    $1,431,583    $1,446,055
                                          ========     =========     =========



   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                         For the years ended December 31


                                                 1996        1995       1994
                                              ---------   ---------   ---------
Cash flows from operating activities:
 Net income (loss)                            $ 221,854   $  60,241   $(435,081)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Salvage income from equipment disposals          -      (27,471)         -
    Impairment of oil and gas properties             -           -      431,446
    Depletion                                   105,185     198,854     195,999
    Loss on sale of assets                        1,852          -           -
 Changes in assets and liabilities:
    Increase in accounts receivable             (33,195)       (369)     (6,775)
    Decrease in accounts payable                (26,418)     (1,224)    (12,694)
                                               --------    --------    --------
       Net cash provided by operating
         activities                             269,278     230,031     172,895
                                               --------    --------    --------
Cash flows from investing activities:
 (Additions) deletions of oil and gas
   properties                                     1,818     (53,595)     (3,802)
 Proceeds from salvage income on equipment
   disposals                                         -       27,471         -
                                               --------    --------    --------
       Net cash provided by (used in)
         investing activities                     1,818     (26,124)     (3,802)
                                               --------    --------    --------
Cash flows from financing activities:
 Cash distributions to partners                (257,772)   (193,126)   (180,353)
                                               --------    --------    --------
Net increase (decrease) in cash and cash
 equivalents                                     13,324      10,781     (11,260)
Cash and cash equivalents at beginning
 of year                                         36,955      26,174      37,434
                                               --------    --------    --------
Cash and cash equivalents at end of year      $  50,279   $  36,955   $  26,174
                                               ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


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

Note 2.     Summary of significant accounting policies

       A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

       Impairment of long-lived assets - Commencing in 1995, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of "("SFAS 121"), the Partnership reviews its long-lived assets to be held and used on an individual property basis, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Partnership recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

       The Partnership accounts for long-lived assets to be disposed of at the lower of their carrying amount or fair value less costs to sell once management has committed to a plan to dispose of the assets.

       Prior to the adoption of SFAS 121 in the fourth quarter of 1995, the Partnership's aggregate oil and gas properties were stated at cost not in excess of total estimated future net revenues and the estimated fair value of oil and gas assets not being depleted.

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

       Environmental - The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

Note 3.     Income taxes

       The financial statement basis of the Partnership's net assets and liabilities was $285,977 greater than the tax basis at December 31, 1996.

       The following is a reconciliation of net income (loss) per statements of operations with the net income per Federal income tax returns for the years ended December 31:
                                       22

                                             1996        1995        1994
                                           --------    --------    ---------
 Net income (loss) per statements of
   operations                              $221,854    $ 60,241    $(435,081)
 Intangible development costs capitalized
   for financial reporting purposes and
   expensed for tax reporting purposes           -      (43,470)          -
 Depletion and depreciation provisions
   for tax reporting purposes under
   amounts for financial reporting
    purposes                                101,013     189,085      181,646
 Impairment of oil and gas properties
   for financial reporting purposes              -           -       431,446
 Salvage income                               6,705      (6,247)          -
 Other                                       (4,243)         -            -
                                            -------     -------     --------
       Net income per Federal
         income tax returns                $325,329    $199,609    $ 178,011
                                            =======     =======     ========

Note 4.     Oil and gas producing activities

       The following is a summary of the costs incurred, whether capitalized or expensed, related to the Partnership's oil and gas producing activities for the years ended December 31:
                                              1996        1995        1994
                                           ---------    --------    --------
    Development costs                      $  (1,946)   $ 26,055    $  3,999
                                            ========     =======     =======

       Capitalized oil and gas properties consist of the following:

                                           1996          1995          1994
                                        -----------   -----------   -----------
   Proved properties:
      Property acquisition costs        $   488,509   $   564,982   $   564,982
      Completed wells and equipment       6,885,179     7,821,264     7,767,739
                                         ----------    ----------    ----------
                                          7,373,688     8,386,246     8,332,721
   Accumulated depletion                 (6,063,706)   (6,965,364)   (6,766,511)
                                         ----------    ----------    ----------
            Net capitalized costs       $ 1,309,982   $ 1,420,882   $ 1,566,210
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

Note 5.     Related party transactions

       Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:

                                            1996         1995         1994
                                          --------     --------     --------
 Payment of lease operating and
   supervision charges in accordance
   with standard industry operating
   agreements                             $138,540     $144,637     $152,993

 Reimbursement of general and
   administrative expenses                $ 16,083     $ 14,126     $ 13,009

 Purchase of oil and gas properties
   and related equipment, at
   predecessor cost                       $     -      $     -      $  1,783

 Receipt of proceeds for the salvage
   value of retired oil and gas
   equipment                              $  2,654     $ 22,924     $     -

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

Note 6.     Oil and gas information (unaudited)

       The following table presents information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1996, 1995 and 1994 and changes in such quantities during the years then ended. All of the Partnership's reserves are proved and located within the United States. The Partnership's reserves are based on an evaluation prepared by the engineering staff of PPUSA and reviewed by an independent petroleum consultant, using criteria established by the Securities and Exchange Commission. Reserve value information is available to limited partners pursuant to the Partnership agreement and, therefore, is not presented.
                                                 Oil (bbls)       Gas (mcf)
                                                 ----------       ---------
  Net proved reserves at January 1, 1994           260,794        1,050,888
  Revisions                                        (31,176)        (153,082)
  Production                                       (27,689)         (91,998)
                                                   -------          -------
  Net proved reserves at December 31, 1994         201,929          805,808
  Revisions                                         81,860          342,643
  Production                                       (24,262)         (92,169)
                                                   -------          -------
  Net proved reserves at December 31, 1995         259,527        1,056,282
  Revisions                                         59,598          145,991
  Production                                       (21,203)         (72,178)
                                                   -------          -------
  Net proved reserves at December 31, 1996         297,922        1,130,095
                                                   =======        =========

       The estimated present value of future net revenues of proved reserves, calculated using December 31, 1996 prices of $24.84 per barrel of oil and $3.71 per mcf of gas, discounted at 10% was approximately $2,625,000 and undiscounted was $5,098,000 at December 31, 1996. There were no proved reserves for properties sold in the current year at the time of sale.

       The  Partnership   emphasizes  that  reserve   estimates  are  inherently
imprecise and, accordingly, the estimates are expected to change as future information becomes available.

Note 7.     Major customers

       The following table reflects the major customers of the Partnership's oil and gas sales (a major customer is defined as a customer whose sales exceed 10% of total sales) during the years ended December 31:

                                           1996       1995       1994
                                          ------     ------     ------
  Genesis Crude Oil, L.P.                   67%        63%        57%
  GPM Gas Corporation                        -          -         15%
  Texaco Trading & Transportation            -          -         12%
  Western Gas Resources, Inc.               10%         -          -

       The above customers represent 73% of total accounts receivable at December 31, 1996.

       PPDLP is party to a long-term agreement pursuant to which PPDLP and affiliates are to sell to Basis Petroleum, Inc. (formerly Phibro Energy, Inc.) substantially all crude oil (including condensate) which any of such entities have the right to market from time to time. On September 23, 1996, PPDLP and Basis Petroleum, Inc. entered into an agreement that supersedes the prior crude oil purchase agreement between the parties and provides for adjusted terms effective December 1, 1995. On November 25, 1996, the Company consented to the assignment of the agreement to Genesis Crude Oil, L.P. ("Genesis"), a limited partnership formed by Basis Petroleum, Inc. and Howell Corporation. The price to be paid by Genesis for oil purchased under the agreement ("Genesis Agreement") is to be competitive with prices paid by other substantial purchasers in the same areas who are significant competitors of Genesis. The price to be paid for oil purchased under the Genesis Agreement includes a market-related bonus that may vary from month to month based upon spot oil prices at various commodity trade points. The term of the Genesis Agreement is through June 30, 1998, and it may continue thereafter subject to termination rights afforded each party. Salomon, Inc., the parent company of Basis Petroleum, Inc. and a subordinated limited partner in Genesis, secures the payment obligations under the Genesis Agreement with a $25 million payment guarantee. Accounts receivable-oil and gas sales included $55,219 due from Genesis at December 31, 1996.

Note 8.     Contingencies

       On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Partnership filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Partnership and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from Parker & Parsley Development L.P. ("PPDLP"). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants, and Southmark, the Partnership, and the other plaintiffs indemnified the defendants against the claims of Jack N. Price. The managing general partner received the funds, deducted incurred legal expenses, calculated accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations.

       On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Partnership and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million was predicated on a purported contract entered into with Southmark Corporation in August 1988 in which he allegedly bound the Partnership and the other defendants, as well as Southmark. Although PPDLP believed the lawsuit to be without merit and vigorously defended it, PPDLP held in reserve approximately 12.5% of the total settlement (the "Reserve") pending final resolution of the litigation.

       A distribution of $91,000,000 was made to the working interest owners, including the Partnership, on July 30, 1993. The limited partners received their distribution of $330,598, or $34.39 per limited partnership interest, in September 1993. The allocation of the lawsuit settlement amount was based on the original verdict entered on October 26, 1990. The allocation to the working interest owners in each well (including the Partnership) was based on a ratio of the relative amount of damages due to overcharges for services and materials ("Materials") and damages for loss of past and future production ("Production"), each as determined in that initial judgment. Within the Partnership, damages for Materials were allocated between the partners based on their original sharing percentages for costs of acquiring and/or drilling of wells. Similarly, damages related to Production were allocated to the partners in the Partnership based on their respective share of revenues from the subject wells.

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

       On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Partnership, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On April 29, 1996, all of the parties, including the Partnership and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolved all of the litigation and disputes between the parties, including the Partnership's indemnity obligations to Dresser and Baker Hughes.

       Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $32,367, or $3.37 per limited partnership interest to the Partnership and its partners.

Note 9.     Organization and operations

       The Partnership was organized October 26, 1985 as a limited partnership under the Texas Uniform Limited Partnership Act for the purpose of acquiring and developing oil and gas properties. The following is a brief summary of the more significant provisions of the limited partnership agreement:

       Managing general partner - The managing general partner of the Partnership is PPDLP. PPDLP has the power and authority to manage, control and administer all Partnership affairs. Under the limited partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Partnership's revenues.

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

Note 10.     Disposition of Assets

       During the year ended December 31, 1996, a loss of $1,852 was realized from the sale of four oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C. The loss resulted from the write-off of remaining capitalized well costs of $3,769 less a $1,917 receivable due from the reimbursement of production costs paid by the Partnership after the effective date of sale.

                           PARKER & PARSLEY 85-A, LTD.

                                INDEX TO EXHIBITS




       The following documents are incorporated by reference in response to Item 14(c):

Exhibit No.                      Description                          Page
-----------                      -----------                          ----
   3(a)              Amended and Restated Certificate of                -
                     Limited Partnership of Parker & Parsley
                     85-A, Ltd.

   4(a)              Agreement of Limited Partnership of                -
                     Parker & Parsley 85-A, Ltd.

   4(b)              Form of Subscription Agreement and Power           -
                     of Attorney

   4(c)              Specimen Certificate of Limited                    -
                     Partnership Interest

  10(a)              Operating Agreement                                -

  99.1               Mutual Release and Indemnity Agreement
                        dated May 25, 1993                              -