Form 10-Q
period 1997-06-30
PARKER & PARSLEY 85-A LTD
filed 1997-08-07
CIK 791230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

                                Yes / x / No / /

                               Page 1 of 11 pages.
                            Exhibit index on page 10.

                           PARKER & PARSLEY 85-A, LTD.

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 1997 and
               December 31, 1996   ......................................   3

            Statements of Operations for the three and six
              months ended June 30, 1997 and 1996........................   4

            Statement of Partners' Capital for the six months
              ended June 30, 1997........................................   5

            Statements of Cash Flows for the six
              months ended June 30, 1997 and 1996........................   6

            Notes to Financial Statements................................   7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................   7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.............................  10

            27.  Financial Data Schedule

            Signatures...................................................  11

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                       June 30,     December 31,
                                                         1997           1996
                                                     -----------    ------------
                                                     (Unaudited)
                      ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $79,934 at June 30
     and $49,971 at December 31                      $    80,134    $    50,279
  Accounts receivable - oil and gas sales                 60,753        100,147
                                                      ----------     ----------
          Total current assets                           140,887        150,426
                                                      ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                 7,373,818      7,373,688
Accumulated depletion                                 (6,123,720)    (6,063,706)
                                                      ----------     ----------
          Net oil and gas properties                   1,250,098      1,309,982
                                                      ----------     ----------
                                                     $ 1,390,985    $ 1,460,408
                                                      ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                       $    16,124    $    14,353

Partners' capital:
  Managing general partner                                13,760         14,472
  Limited partners (9,613 interests)                   1,361,101      1,431,583
                                                      ----------     ----------
                                                       1,374,861      1,446,055
                                                      ----------     ----------
                                                     $ 1,390,985    $ 1,460,408
                                                      ==========     ==========


   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended       Six months ended
                                        June 30,                June 30,
                                 ---------------------   ---------------------
                                    1997        1996        1997        1996
                                 ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                    $ 126,279   $ 149,497   $ 287,807   $ 289,203
  Interest                           1,365         922       2,412       1,583
  Litigation settlement                -        32,694         -        32,694
                                  --------    --------    --------    --------
                                   127,644     183,113     290,219     323,480
                                  --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            77,697      69,832     148,085     160,977
  General and administrative         3,788       4,485       8,634       8,676
  Depletion                         30,669      26,092      60,014      55,963
  Loss on sale of assets               -         3,730         -         3,730
                                  --------    --------    --------    --------
                                   112,154     104,139     216,733     229,346
                                  --------    --------    --------    --------
Net income                       $  15,490   $  78,974   $  73,486   $  94,134
                                  ========    ========    ========    ========
Allocation of net income:
  Managing general partner       $     155   $     789   $     735   $     941
                                  ========    ========    ========    ========
  Limited partners               $  15,335   $  78,185   $  72,751   $  93,193
                                  ========    ========    ========    ========
Net income per limited
  partnership interest           $    1.60   $    8.13   $    7.57   $    9.69
                                  ========    ========    ========    ========
Distributions per limited
  partnership interest           $    6.20   $    9.37   $   14.90   $   12.87
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners         Total
                                    ---------     ----------     ----------


Balance at January 1, 1997          $  14,472     $1,431,583     $1,446,055

    Distributions                      (1,447)      (143,233)      (144,680)

    Net income                            735         72,751         73,486
                                     --------      ---------      ---------

Balance at June 30, 1997            $  13,760     $1,361,101     $1,374,861
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six months ended
                                                              June 30,
                                                     -------------------------
                                                        1997           1996
                                                     ----------     ----------
Cash flows from operating activities:
   Net income                                        $   73,486     $   94,134
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                        60,014         55,963
        Loss on sale of assets                              -            3,730
   Changes in assets and liabilities:
     Decrease in accounts receivable                     39,394         14,225
     Increase in accounts payable                         1,771          3,586
                                                      ---------      ---------
            Net cash provided by operating
              activities                                174,665        171,638
                                                      ---------      ---------
Cash flows from investing activities:
   Additions to oil and gas properties                     (130)        (4,109)

Cash flows from financing activities:
   Cash distributions to partners                      (144,680)      (124,940)
                                                      ---------      ---------
Net increase in cash and cash equivalents                29,855         42,589
Cash and cash equivalents at beginning of period         50,279         36,955
                                                      ---------      ---------
Cash and cash equivalents at end of period           $   80,134     $   79,544
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 85-A, Ltd. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with six months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased slightly to $287,807 from $289,203 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in revenues resulted from an 8% decline in barrels of oil produced and sold and a 3% decline in mcf of gas produced and sold, offset by increases in the average prices received per barrel of oil and mcf of gas. For the six months ended June 30, 1997, 9,666 barrels of oil were sold compared to 10,518 for the same period in 1996, a decrease of 852 barrels. Of the decrease, 548 barrels, or 5%, was attributable to the sale of four oil and gas wells during the six months ended June 30, 1996, with the remaining decrease of 304 barrels, or 3%, due to the decline characteristics of the Partnership's oil and gas properties. For the six months ended June 30, 1997, 34,331 mcf of gas were sold compared to 35,481 for the same period in 1996, a decrease of 1,150 mcf. The sale of four oil and gas wells had only a slight effect on the decrease in mcf of gas. Management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased slightly from $20.43 for the six months ended June 30, 1996 to $20.49 for the same period in 1997, while the average price received per mcf of gas increased 24% from $2.10 during the six months ended June 30, 1996 to $2.61 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1997.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $32,694, which included $32,367, or $3.37 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses decreased to $216,733 for the six months ended June 30, 1997 as compared to $229,346 for the same period in 1996, a decrease of $12,613, or 5%. This decrease was due to declines in production costs, loss on sale of assets and general and administrative expenses ("G&A"), offset by an increase in depletion.

Production costs were $148,085 for the six months ended June 30, 1997 and $160,977 for the same period in 1996 resulting in a decrease of $12,892, or 8%. The decrease was primarily due to a decline in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased slightly from $8,676 for the six months ended June 30, 1996 to $8,634 for the same period in 1997. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $60,014 for the six months ended June 30, 1997 compared to $55,963 for the same period in 1996. This represented an increase in depletion of $4,051, or 7%, primarily attributable to a decline in oil reserves during 1997 as a result of lower commodity prices.

A loss of $3,730 on the sale of assets was recognized during the six months ended June 30, 1996. This loss resulted from the sale of four fully depleted oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C.

Three months ended June 30, 1997 compared with three months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 16% to $126,279 from $149,497 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in revenues resulted from declines in the average prices received per barrel of oil and mcf of gas and a 6% decline in barrels of oil produced and sold. For the three months ended June 30, 1997, 4,713 barrels of oil were sold compared to 4,988 for the same period in 1996, a decrease of 275 barrels, primarily attributable to the sale of four oil and gas wells during the three months ended June 30, 1996. For the three months ended June 30, 1997, 17,635 mcf of gas were sold compared to 17,603 for the same period in 1996, an increase of 32 mcf of gas.

The average price received per barrel of oil decreased $3.27, or 15%, from $22.06 for the three months ended June 30, 1996 to $18.79 for the same period in 1997, while the average price received per mcf of gas decreased 4% from $2.24 during the three months ended June 30, 1996 to $2.14 for the same period in 1997.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $32,694, which included $32,367, or $3.37 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses increased to $112,154 for the three months ended June 30, 1997 as compared to $104,139 for the same period in 1996, an increase of $8,015, or 8%. This increase was due to increases in production costs and depletion, offset by declines in loss on sale of assets and G&A.

Production costs were $77,697 for the three months ended June 30, 1997 and $69,832 for the same period in 1996 resulting in a $7,865 increase, or 11%. The increase was primarily due to higher well repair and maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 16% from $4,485 for the three months ended June 30, 1996 to $3,788 for the same period in 1997.

Depletion was $30,669 for the three months ended June 30, 1997 compared to $26,092 for the same period in 1996. This represented an increase in depletion of $4,577, or 18%, primarily attributable to a decline in oil reserves during 1997 as a result of lower commodity prices.

A loss of $3,730 on the sale of assets was recognized during the three months ended June 30, 1996. This loss resulted from the sale of four fully depleted oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $3,027 during the six months ended June 30, 1997 from the same period ended June 30, 1996. This increase was due to an increase in oil and gas sales receipts and a decline in production costs paid, offset by the receipt of proceeds from the litigation settlement in 1996 as discussed in Item 2.

Net Cash Used in Investing Activities

The Partnership's investing activities during the six months ended June 30, 1997 and 1996 included expenditures related to equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $144,680 of which $1,447 was distributed to the managing general partner and $143,233 to the limited partners. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of $124,940 of which $1,249 was distributed to the managing general partner and $123,691 to the limited partners. Cash distributions to the partners of $124,940 for the six months ended June 30, 1996 included $327 to the managing general partner and $32,367 to the limited partners, resulting from proceeds received in the litigation settlement as discussed in Item 2.

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

(b)    Reports on Form 8-K - none
                                       10

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


                                      PARKER & PARSLEY 85-A, LTD.

                                 By:  Parker & Parsley Development L.P.,
                                       Managing General Partner
                                      By:  Parker & Parsley Petroleum USA, Inc.
                                            ("PPUSA"), General Partner




Dated:  August 7, 1997           By:    /s/ Rich Dealy
                                      ---------------------------------
                                      Rich Dealy, Controller of PPUSA