Form 10-Q
period 1997-09-30
PARKER & PARSLEY 85-A LTD
filed 1997-11-12
CIK 791230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


/ x /            Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                           PARKER & PARSLEY 85-A, LTD.

                                TABLE OF CONTENTS


                                                                           Page
                          Part I. Financial Information

Item 1.   Financial Statements

          Balance Sheets as of September 30, 1997 and
             December 31, 1996   ........................................   3

          Statements of Operations for the three and nine
            months ended September 30, 1997 and 1996.....................   4

          Statement of Partners' Capital for the nine months
            ended September 30, 1997.....................................   5

          Statements of Cash Flows for the nine months ended
            September 30, 1997 and 1996..................................   6

          Notes to Financial Statements..................................   7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   7



                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K...............................  10


          27.   Financial Data Schedules

          Signatures.....................................................  11

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                                  BALANCE SHEETS

                                                    September 30,   December 31,
                                                        1997            1996
                                                    -------------   ------------
                                                     (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $76,914 at September 30
    and $49,971 at December 31                      $    77,114     $    50,279
  Accounts receivable - oil and gas sales                51,293         100,147
                                                     ----------      ----------
         Total current assets                           128,407         150,426
                                                     ----------      ----------

Oil and gas properties - at cost, based on the
  successful efforts accounting method                7,376,389       7,373,688
Accumulated depletion                                (6,153,698)     (6,063,706)
                                                     ----------      ----------

         Net oil and gas properties                   1,222,691       1,309,982
                                                     ----------      ----------

                                                    $ 1,351,098     $ 1,460,408
                                                     ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    17,918     $    14,353
Partners' capital:
  Managing general partner                               13,343          14,472
  Limited partners (9,613 interests)                  1,319,837       1,431,583
                                                     ----------      ----------

                                                      1,333,180       1,446,055
                                                     ----------      ----------

                                                    $ 1,351,098     $ 1,460,408
                                                     ==========      ==========





The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Three months ended        Nine months ended
                                     September 30,             September 30,
                                ----------------------   ----------------------
                                   1997         1996        1997        1996
                                ----------  ----------   ----------  ----------

Revenues:
  Oil and gas                   $ 118,260   $ 148,906    $ 406,067   $ 438,109
  Interest                          1,193       1,103        3,605       2,686
  Litigation settlement               -           -            -        32,694
                                 --------    --------     --------    --------

                                  119,453     150,009      409,672     473,489
                                 --------    --------     --------    --------

Costs and expenses:
  Oil and gas production           81,389      68,178      229,474     229,155
  General and administrative        3,548       4,467       12,182      13,143
  Depletion                        29,978      25,493       89,992      81,456
  Loss on disposition of assets       -            55          -         3,785
                                 --------    --------     --------    --------
                                  114,915      98,193      331,648     327,539
                                 --------    --------     --------    --------

Net income                      $   4,538   $  51,816    $  78,024   $ 145,950
                                 ========    ========     ========    ========
Allocation of net income:
  Managing general partner      $      45   $     519    $     780   $   1,460
                                 ========    ========     ========    ========
  Limited partners              $   4,493   $  51,297    $  77,244   $ 144,490
                                 ========    ========     ========    ========
Net income per limited
  partnership interest          $     .47   $    5.34    $    8.04   $   15.03
                                 ========    ========     ========    ========
Distributions per limited
  partnership interest          $    4.76   $    6.50    $   19.66   $   19.37
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general         Limited
                                      partner         partners        Total
                                    -----------     -----------    -----------

Balance at January 1, 1997          $   14,472      $1,431,583     $1,446,055

    Distributions                       (1,909)       (188,990)      (190,899)

    Net income                             780          77,244         78,024
                                     ---------       ---------      ---------

Balance at September 30, 1997       $   13,343      $1,319,837     $1,333,180
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Nine months ended
                                                             September 30,
                                                      -----------------------
                                                          1997         1996
                                                      ----------   ----------
Cash flows from operating activities:

   Net income                                         $  78,024    $ 145,950
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                         89,992       81,456
       Loss on disposition of assets                        -          3,785
   Changes in assets and liabilities:
       Decrease in accounts receivable                   48,854        6,001
       Increase in accounts payable                       3,565        3,872
                                                       --------     --------
          Net cash provided by operating activities     220,435      241,064
                                                       --------     --------
Cash flows from investing activities:

   Additions to oil and gas properties                   (2,701)      (4,108)

Cash flows from financing activities:

   Cash distributions to partners                      (190,899)    (188,056)
                                                       --------     --------

Net increase in cash and cash equivalents                26,835       48,900
Cash and cash equivalents at beginning of period         50,279       36,955
                                                       --------     --------
Cash and cash equivalents at end of period            $  77,114    $  85,855
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)


Note 1.   Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 85-A, Ltd. (the "Partnership") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations (1)

As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the general partner of the Partnership. Prior to August 8, 1997, the Partnership's general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the general partner of the Partnership as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa Inc. merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission.

Results of Operations

Nine months ended September 30, 1997 compared with nine months ended
 September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 7% to $406,067 from $438,109 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a lower average price received per barrel of oil, offset by an increase in the average price received per mcf of gas. For the nine months ended September 30, 1997, 14,180 barrels of oil were sold compared to 15,759 for the same period in 1996, a decrease of 1,579 barrels, or 10%. Of the decrease, 548 barrels, or 3%, was attributable to the sale of four oil and gas wells during the nine months ended September 30, 1996, with the remaining decrease of 1,031 barrels, or 7%, due to the decline characteristics of the Partnership's oil and gas properties. For the nine months ended September 30, 1997, 51,785 mcf of gas were sold compared to 53,907 for the same period in 1996, a decrease of 2,122 mcf, or 4%. The sale of four oil and gas wells during the nine months ended September 30, 1996 had only a slight effect on the decrease in mcf of gas. Management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.05 or 5% from $20.87 for the nine months ended September 30, 1996 to $19.82 for the same period in 1997, while the average price received per mcf of gas increased 19% from $2.03 during the nine months ended September 30, 1996 to $2.41 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1997.

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

Costs and Expenses:

Total costs and expenses increased to $331,648 for the nine months ended September 30, 1997 as compared to $327,539 for the same period in 1996, an increase of $4,109. This increase was due to increases in depletion and production costs, offset by decreases in loss on asset disposition and general and administrative expenses ("G&A").

Production costs were $229,474 for the nine months ended September 30, 1997 and $229,155 for the same period in 1996 resulting in a $319 increase. The increase was primarily attributable to an increase in well repair and maintenance costs incurred in an effort to stimulate production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 7% from $13,143 for the nine months ended September 30, 1996 to $12,182 for the same period in 1997. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $89,992 for the nine months ended September 30, 1997 compared to $81,456 for the same period in 1996, representing an increase of $8,536, or 10%. This increase was primarily attributable to a decline in oil reserves during 1997 as a result of lower commodity prices.

A loss on disposition of assets of $3,785 was recognized during the nine months ended September 30, 1996. This loss resulted from the sale of four fully depleted oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C.

Three months ended September 30, 1997 compared with three months ended
  September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 21% to $118,260 from $148,906 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a lower average price received per barrel of oil, offset by an increase in the average price received per mcf of gas. For the three months ended September 30, 1997, 4,514 barrels of oil were sold compared to 5,241 for the same period in 1996, a decrease of 727 barrels or 14%. For the three months ended September 30, 1997, 17,454 mcf of gas were sold compared to 18,426 for the same period in 1996, a decrease of 972 mcf, or 5%.

The average price received per barrel of oil decreased $3.38, or 16%, from $21.75 for the three months ended September 30, 1996 to $18.37 for the same period in 1997, while the average price received per mcf of gas increased 7% from $1.89 for the three months ended September 30, 1996 to $2.02 for the same period in 1997.

Costs and Expenses:

Total costs and expenses increased to $114,915 for the three months ended September 30, 1997 as compared to $98,193 for the same period in 1996, an increase of $16,722, or 17%. This increase was due to increases in production costs and depletion, offset by declines in G&A and loss on asset disposition.

Production costs were $81,389 for the three months ended September 30, 1997 and $68,178 for the same period in 1996 resulting in a $13,211 increase, or 19%. The increase was primarily attributable to an increase in well repair and maintenance costs incurred in an effort to stimulate production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased in aggregate, 21%, from $4,467 for the three months ended September 30, 1996 to $3,548 for the same period in 1997.

Depletion was $29,978 for the three months ended September 30, 1997 compared to $25,493 for the same period in 1996. This represented an increase in depletion of $4,485, or 18%, primarily attributable to a decline in oil reserves during 1997 as a result of lower commodity prices.

A $55 loss on disposition of assets was recognized during the three months ended September 30, 1996. This loss resulted from the sale of four fully depleted oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $20,629 during the nine months ended September 30, 1997 from the same period ended September 30, 1996, primarily due to the receipt of proceeds from the litigation settlement received in 1996 as discussed in Item 2, offset by an increase in oil and gas sales receipts and a decline in production costs paid.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1997 and 1996 included expenditures related to equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1997 to cover distributions to the partners of $190,899 of which $1,909 was distributed to the managing general partner and $188,990 to the limited partners. For the same period ended September 30, 1996, cash was sufficient for distributions to the partners of $188,056 of which $1,881 was distributed to the managing general partner and $186,175 to the limited partners. Cash distributions to the partners of $188,056 for the nine months ended September 30, 1996 included $327 to the managing general partner and $32,367 to the limited partners, resulting from proceeds received in the litigation settlement as discussed above.

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


                                           PARKER & PARSLEY 85-A, LTD.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 12, 1996         By:      /s/ Rich  Dealy
                                           ------------------------------------
                                           Rich Dealy, Vice President and
                                             Controller