Form 10-Q
period 1998-06-30
PARKER & PARSLEY 85-A LTD
filed 1998-08-07
CIK 791230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


       / x /     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

                                Yes / x / No / /

                           PARKER & PARSLEY 85-A, LTD.

                                TABLE OF CONTENTS


                                                                          Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1998 and
              December 31, 1997........................................    3

           Statements of Operations for the three and six
             months ended June 30, 1998 and 1997.......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1998.......................................    5

           Statements of Cash Flows for the six
             months ended June 30, 1998 and 1997.......................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   11

           27.1  Financial Data Schedule

           Signatures..................................................   12

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                     June 30,      December 31,
                                                       1998            1997
                                                    -----------    -----------
                                                    (Unaudited)

                      ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $50,204 at June 30
     and $70,238 at December 31                     $    50,404    $    70,438
  Accounts receivable - oil and gas sales                48,519         66,815
                                                     ----------     ----------
          Total current assets                           98,923        137,253
                                                     ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                7,384,136      7,376,390
Accumulated depletion                                (6,512,794)    (6,454,149)
                                                     ----------     ----------
          Net oil and gas properties                    871,342        922,241
                                                     ----------     ----------
                                                    $   970,265    $ 1,059,494
                                                     ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    15,627    $    17,547

Partners' capital:
  Managing general partner                                9,558         10,430
  Limited partners (9,613 interests)                    945,080      1,031,517
                                                     ----------     ----------
                                                        954,638      1,041,947
                                                     ----------     ----------
                                                    $   970,265    $ 1,059,494
                                                     ==========     ==========



   The financial information included as of June 30, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended       Six months ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                     1998        1997        1998        1997
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $  95,999   $ 126,279   $ 194,486   $ 287,807
  Interest                              941       1,365       2,025       2,412
                                   --------    --------    --------    --------
                                     96,940     127,644     196,511     290,219
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production             77,824      77,697     146,539     148,085
  General and administrative          2,880       3,788       5,835       8,634
  Depletion                          34,079      30,669      58,645      60,014
                                   --------    --------    --------    --------
                                    114,783     112,154     211,019     216,733
                                   --------    --------    --------    --------
Net income (loss)                 $ (17,843)  $  15,490   $ (14,508)  $  73,486
                                   ========    ========    ========    ========
Allocation of net income (loss):
  Managing general partner        $    (178)  $     155   $    (145)  $     735
                                   ========    ========    ========    ========
  Limited partners                $ (17,665)  $  15,335   $ (14,363)  $  72,751
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $   (1.83)  $    1.60   $   (1.49)  $    7.57
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    2.21   $    6.20   $    7.50   $   14.90
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general       Limited
                                        partner       partners         Total
                                       ---------     ----------     ----------


Balance at January 1, 1998             $  10,430     $1,031,517     $1,041,947

    Distributions                           (727)       (72,074)       (72,801)

    Net loss                                (145)       (14,363)       (14,508)
                                        --------      ---------      ---------

Balance at June 30, 1998               $   9,558     $  945,080     $  954,638
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Six months ended
                                                                June 30,
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------
Cash flows from operating activities:
   Net income (loss)                                   $  (14,508)   $   73,486
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Depletion                                          58,645        60,014
   Changes in assets and liabilities:
     Accounts receivable                                   18,296        39,394
     Accounts payable                                      (1,920)        1,771
                                                        ---------     ---------
          Net cash provided by operating activities        60,513       174,665
                                                        ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                     (7,746)         (130)

Cash flows from financing activities:
   Cash distributions to partners                         (72,801)     (144,680)
                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents      (20,034)       29,855
Cash and cash equivalents at beginning of period           70,438        50,279
                                                        ---------     ---------
Cash and cash equivalents at end of period             $   50,404    $   80,134
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 85-A, Ltd. (the "Partnership") is a limited partnership organized in 1985 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1998 compared with six months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 32% to $194,486 from $287,807 for the six months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the six months ended June 30, 1998, 9,116 barrels of oil, 4,300 barrels of natural gas liquids ("NGLs") and 20,967 mcf of gas were sold, or 16,911 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1997, 9,666 barrels of oil and 34,331 mcf of gas were sold, or 15,388 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable to periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three and six months ended June 30, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three and six months ended June 30, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $6.32, or 31%, from $20.49 for the six months ended June 30, 1997 to $14.17 for the same period in 1998. The average price received per barrel of NGLs during the six months ended June 30, 1998 was $7.30. The average price received per mcf of gas decreased 38% from $2.61 during the six months ended June 30, 1997 to $1.62 in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into 1998. On July 29, 1998, the market price for West Texas intermediate crude was $11.58 per barrel. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $211,019 for the six months ended June 30, 1998 as compared to $216,733 for the same period in 1997, a decrease of $5,714, or 3%. This decrease was due to declines in general and administrative expenses ("G&A"), production costs and depletion.

Production costs were $146,539 for the six months ended June 30, 1998 and $148,085 for the same period in 1997 resulting in a decrease of $1,546. The decrease was primarily due to a decline in production taxes, offset by an increase in well maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 32% from $8,634 for the six months ended June 30, 1997 to $5,835 for the same period in 1998.

Depletion was $58,645 for the six months ended June 30, 1998 compared to $60,014 for the same period in 1997. This represented a decrease in depletion of $1,369. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived

Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997 and a reduction in oil production of 550 barrels for the period ended June 30, 1998 compared to the same period in 1997, offset by a decrease in oil reserves during the six months ended June 30, 1998 as a result of lower commodity prices.

Three months ended June 30, 1998 compared with three months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 24% to $95,999 from $126,279 for the three months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended June 30, 1998, 4,541 barrels of oil, 2,291 barrels of NGLs and 11,108 mcf of gas were sold, or 8,683 BOEs. For the three months ended June 30, 1997, 4,713 barrels of oil and 17,635 mcf of gas were sold, or 7,652 BOEs.

The average price received per barrel of oil decreased $5.30, or 28%, from $18.79 for the three months ended June 30, 1997 to $13.49 for the same period in 1998. The average price received per barrel of NGLs during the three months ended June 30, 1998 was $7.49. The average price received per mcf of gas decreased 26% from $2.14 during the three months ended June 30, 1997 to $1.58 for the same period in 1998.

Costs and Expenses:

Total costs and expenses increased to $114,783 for the three months ended June 30, 1998 as compared to $112,154 for the same period in 1997, an increase of $2,629. This increase was due to increases in depletion and production costs, offset by a decline in G&A.

Production costs were $77,824 for the three months ended June 30, 1998 and $77,697 for the same period in 1997 resulting in a $127 increase. The increase was primarily due to higher well maintenance costs incurred in an effort to stimulate well production and an increase in ad valorem taxes, offset by a decrease in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 24% from $3,788 for the three months ended June 30, 1997 to $2,880 for the same period in 1998.

Depletion was $34,079 for the three months ended June 30, 1998 compared to $30,669 for the same period in 1997. This represented an increase in depletion of $3,410, or 11%. This increase was primarily attributable to a decrease in oil reserves during the three months ended June 30, 1998 as a result of lower commodity prices, offset by a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1997 and a reduction in oil production of 172 barrels for the three months ended June 30, 1998 as compared to the same period in 1997.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $114,152 during the six months ended June 30, 1998 from the same period ended June 30, 1997. This decrease was due to a decline in oil and gas sales receipts, offset by a decrease in G&A expenses paid.

Net Cash Used in Investing Activities

The Partnership's investing activities during the six months ended June 30, 1998 and 1997 included expenditures related to equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1998 to cover distributions to the partners of $72,801 of which $727 was distributed to the managing general partner and $72,074 to the limited partners. For the same period ended June 30, 1997, cash was sufficient for distributions to the partners of $144,680 of which $1,447 was distributed to the managing general partner and $143,233 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by June 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.

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


                                        PARKER & PARSLEY 85-A, LTD.

                                  By:   Pioneer Natural Resources USA, Inc.,
                                         Managing General Partner





Dated:  August 7, 1998            By:     /s/ Rich Dealy
                                        ------------------------------------
                                        Rich Dealy, Vice President and
                                        Chief Accounting Officer