Form 10-Q
period 1999-09-30
PARKER & PARSLEY 85-A LTD
filed 1999-11-09
CIK 791230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1999



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



                                Yes / x / No / /

                           PARKER & PARSLEY 85-A, LTD.

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 1999 and
               December 31, 1998....................................    3

            Statements of Operations for the three and nine
              months ended September 30, 1999 and 1998..............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 1999..............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 1999 and 1998...........................    6

            Notes to Financial Statements...........................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K........................   12

            27.1   Financial Data Schedules

            Signatures..............................................   13

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                                  BALANCE SHEETS

                                                    September 30,   December 31,
                                                        1999            1998
                                                    ------------    -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash                                              $    68,670     $    41,498
  Accounts receivable - oil and gas sales                92,599          42,116
                                                     ----------      ----------
         Total current assets                           161,269          83,614
                                                     ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                7,394,960       7,388,678
Accumulated depletion                                (6,830,038)     (6,788,159)
                                                     ----------      ----------
         Net oil and gas properties                     564,922         600,519
                                                     ----------      ----------
                                                    $   726,191     $   684,133
                                                     ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    19,309     $    10,323

Partners' capital:
  Managing general partner                                7,081           6,750
  Limited partners (9,613 interests)                    699,801         667,060
                                                     ----------      ----------
                                                        706,882         673,810
                                                     ----------      ----------
                                                    $   726,191     $   684,133
                                                     ==========      ==========



The financial information included as of September 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended       Nine months ended
                                       September 30,           September 30,
                                  ---------------------   ---------------------
                                     1999        1998        1999        1998
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 163,442   $  88,607   $ 364,826   $ 283,093
  Interest                              946         816       2,101       2,841
                                  ---------   ---------   ---------   ---------
                                    164,388      89,423     366,927     285,934
                                  ---------   ---------   ---------    --------
Costs and expenses:
  Oil and gas production             76,767      89,783     210,122     236,322
  General and administrative          4,901       2,658      10,945       8,493
  Depletion                          10,042      72,829      41,879     131,474
                                   --------    --------    --------    --------
                                     91,710     165,270     262,946     376,289
                                   --------    --------    --------    --------
Net income (loss)                 $  72,678   $ (75,847)  $ 103,981   $ (90,355)
                                   ========    ========    ========    ========
Allocation of net income (loss):
  Managing general partner        $     727   $    (759)  $   1,040   $    (904)
                                   ========    ========    ========    ========
  Limited partners                $  71,951   $ (75,088)  $ 102,941   $ (89,451)
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $    7.49   $   (7.82)  $   10.71   $   (9.31)
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    4.98   $     .95   $    7.30   $    8.45
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general        Limited
                                       partner        partners        Total
                                      ----------     ----------     ----------

Balance at January 1, 1999            $    6,750     $  667,060     $  673,810

    Distributions                           (709)       (70,200)       (70,909)

    Net income                             1,040        102,941        103,981
                                       ---------      ---------      ---------

Balance at September 30, 1999         $    7,081     $  699,801     $  706,882
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Nine months ended
                                                           September 30,
                                                    --------------------------
                                                       1999            1998
                                                    ----------      ----------
Cash flows from operating activities:
   Net income (loss)                                $  103,981      $  (90,355)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depletion                                       41,879         131,474
   Changes in assets and liabilities:
        Accounts receivable                            (50,483)         16,345
        Accounts payable                                 8,986           2,598
                                                     ---------       ---------
             Net cash provided by operating
               activities                              104,363          60,062
                                                     ---------       ---------
Cash flows from investing activities:
   Additions to oil and gas properties                  (6,004)         (9,086)
   Proceeds from asset dispositions                        278             -
                                                     ---------       ---------
             Net cash used in investing
               activities                               (6,282)         (9,086)
                                                     ---------       ---------
Cash flows used in financing activities:
   Cash distributions to partners                      (70,909)        (82,062)
                                                     ---------       ---------
Net increase (decrease) in cash                         27,172         (31,086)
Cash at beginning of period                             41,498          70,438
                                                     ---------       ---------
Cash at end of period                               $   68,670      $   39,352
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 85-A, Ltd. (the "Partnership") is a limited partnership organized in 1985 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended September 30, 1999 compared with nine months ended
 September 30, 1998

Revenues:

The Partnership's oil and gas revenues increased 29% to $364,826 from $283,093 for the nine months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received and an increase in production. For the nine months ended September 30, 1999, 13,096 barrels of oil, 10,723 barrels of natural gas liquids ("NGLs") and 42,574 mcf of gas were sold, or 30,915 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1998, 13,440 barrels of oil, 6,893 barrels of NGLs and 32,650 mcf of gas were sold, or 25,775 BOEs.

The average price received per barrel of oil increased $1.56, or 11%, from $13.63 for the nine months ended September 30, 1998 to $15.19 for the same period in 1999. The average price received per barrel of NGLs increased $1.93, or 28%, from $6.87 during the nine months ended September 30, 1998 to $8.80 for the same period in 1999. The average price received per mcf of gas increased 4% from $1.61 during the nine months ended September 30, 1998 to $1.68 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $262,946 for the nine months ended September 30, 1999 as compared to $376,289 for the same period in 1998, a decrease of $113,343, or 30%. This decrease was due to declines in depletion and production costs, offset by an increase in general and administrative expenses ("G&A").

Production costs were $210,122 for the nine months ended September 30, 1999 and $236,322 for the same period in 1998 resulting in a $26,200 decrease, or 11%. The decrease was primarily attributable to declines in well maintenance costs and ad valorem taxes, offset by an increase in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased from $8,493 for the nine months ended September 30, 1998 to $10,945 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services as compared to the 1998 tax services which were paid during the first six months of 1999.

Depletion was $41,879 for the nine months ended September 30, 1999 compared to $131,474 for the same period in 1998, representing a decrease of $89,595, or 68%. This decrease was the result of a combination of factors that included an increase in proved reserves during the period ended September 30, 1999 due to the higher commodity prices, a reduction in oil production of 344 barrels for the nine months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended September 30, 1999 compared with three months ended September
  30, 1998

Revenues:

The Partnership's oil and gas revenues increased 84% to $163,442 from $88,607 for the three months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended September 30, 1999, 4,428 barrels of oil, 4,287 barrels of NGLs and 16,203 mcf of gas were sold, or 11,416 BOEs. For the three months ended September 30, 1998, 4,324 barrels of oil, 2,592 barrels of NGLs and 11,683 mcf of gas were sold, or 8,863 BOEs.

The average price received per barrel of oil increased $6.68, or 54%, from $12.49 for the three months ended September 30, 1998 to $19.17 for the same period in 1999. The average price received per barrel of NGLs increased $4.82, or 78%, from $6.17 during the three months ended September 30, 1998 to $10.99 for the same period in 1999. The average price received per mcf of gas increased 22% from $1.59 for the three months ended September 30, 1998 to $1.94 for the same period in 1999.

Costs and Expenses:

Total costs and expenses decreased to $91,710 for the three months ended September 30, 1999 as compared to $165,270 for the same period in 1998, a decrease of $73,560, or 45%. This decrease was due to declines in depletion and production costs, offset by an increase in G&A.

Production costs were $76,767 for the three months ended September 30, 1999 and $89,783 for the same period in 1998 resulting in a $13,016 decrease, or 15%. The decrease was primarily attributable to declines in well maintenance costs and ad valorem taxes, offset by an increase in production taxes.

During this period, G&A increased from $2,658 for the three months ended September 30, 1998 to $4,901 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services as compared to the 1998 tax services which were paid during the first six months of 1999.

Depletion was $10,042 for the three months ended September 30, 1999 compared to $72,829 for the same period in 1998. This represented a decrease in depletion of $62,787, or 86%. This decrease was primarily attributable to an increase in proved reserves during the period ended September 30, 1999 as a result of higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998, offset by an increase in oil production of 104 barrels for the three months ended September 30, 1999 compared to the same period in 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $44,301 during the nine months ended September 30, 1999 from the same period ended September 30, 1998, primarily due to a $26,853 decrease in production costs paid, an increase of $14,165 in oil and gas sales receipts and a $3,283 decline in G&A expenses paid.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1999 and 1998 included expenditures related to equipment replacement on various oil and gas properties.

Proceeds from asset dispositions of $278 were received during the nine months ended September 30, 1999 from equipment credits on active properties.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1999 to cover distributions to the partners of $70,909 of which $709 was distributed to the managing general partner and $70,200 to the limited partners. For the same period ended September 30, 1998, cash was sufficient for distributions to the partners of $82,062 of which $819 was distributed to the managing general partner and $81,243 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas price levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with the enactment of announced reductions in export volumes, have had a positive impact on world crude oil prices since first quarter of 1999. No assurances can be given that the reductions in export volumes or the positive trend in oil and gas commodity prices can be sustained for an extended period of time.

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

As of September 30, 1999, the assessment phase of the managing general partner's Year 2000 project is complete and has included, but was not limited to, the following procedures:

o the identification of necessary remediation, upgrades and/or replacement of existing information technology applications and systems;

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

The managing general partner distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in the final stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of September 30, 1999, the remedial phase of the managing general partner's Year 2000 project was approximately 98% complete, on a world wide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology was 97% complete as of September 30, 1999, and was completed in October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner completed the testing of non-information technology remediation in October 1999. The testing of information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner now expects that its total costs related to the Year 2000 problem will approximate $2.9 million. As of September 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.5 million.

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


                                          PARKER & PARSLEY 85-A, LTD.

                                 By:      Pioneer Natural Resources USA, Inc.
                                           Managing General Partner




Dated:  November 9, 1999         By:      /s/ Rich  Dealy
                                          -----------------------------------
                                          Rich Dealy, Vice President and
                                            Chief Accounting Officer