Form 10-Q
period 2000-06-30
PARKER & PARSLEY 85-A LTD
filed 2000-08-09
CIK 791230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000


                          Commission File No. 2-99079A

                           PARKER & PARSLEY 85-A, LTD.
             (Exact name of Registrant as specified in its charter)

                   Texas                                     75-2064518
   --------------------------------------------        ----------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 85-A, LTD.

                                TABLE OF CONTENTS


                                                                    Page

                          Part I. Financial Information

Item 1.   Financial Statements

          Balance Sheets as of June 30, 2000 and
             December 31, 1999...................................    3

          Statements of Operations for the three and six
            months ended June 30, 2000 and 1999..................    4

          Statement of Partners' Capital for the six months
            ended June 30, 2000..................................    5

          Statements of Cash Flows for the six
            months ended June 30, 2000 and 1999..................    6

          Notes to Financial Statements..........................    7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..................    7


                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K.......................   10

          27.1  Financial Data Schedule

          Signatures.............................................   11

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                     June 30,      December 31,
                                                       2000            1999
                                                   -----------     -----------
                                                   (Unaudited)

                      ASSETS

Current assets:
  Cash                                             $    64,497     $    73,810
  Accounts receivable - oil and gas sales               81,352          72,517
                                                    ----------      ----------
          Total current assets                         145,849         146,327
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               7,399,203       7,396,111
Accumulated depletion                               (6,855,545)     (6,839,838)
                                                    ----------      ----------
          Net oil and gas properties                   543,658         556,273
                                                    ----------      ----------
                                                   $   689,507     $   702,600
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    17,969     $    13,487

Partners' capital:
  Managing general partner                               6,727           6,903
  Limited partners (9,613 interests)                   664,811         682,210
                                                    ----------      ----------
                                                       671,538         689,113
                                                    ----------      ----------
                                                   $   689,507     $   702,600
                                                    ==========      ==========



   The financial information included as of June 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended       Six months ended
                                         June 30,                June 30,
                                 ---------------------   ---------------------
                                    2000        1999        2000        1999
                                 ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                    $ 174,901   $ 122,223   $ 353,329   $ 201,384
  Interest                           1,518         658       2,548       1,155
                                  --------    --------    --------    --------
                                   176,419     122,881     355,877     202,539
                                  --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            76,933      74,972     168,879     133,355
  General and administrative         5,247       3,669      10,600       6,044
  Depletion                          7,115      11,205      15,707      31,837
                                  --------    --------    --------    --------
                                    89,295      89,846     195,186     171,236
                                  --------    --------    --------    --------
Net income                       $  87,124   $  33,035   $ 160,691   $  31,303
                                  ========    ========    ========    ========
Allocation of net income:
  Managing general partner       $     871   $     330   $   1,607   $     313
                                  ========    ========    ========    ========
  Limited partners               $  86,253   $  32,705   $ 159,084   $  30,990
                                  ========    ========    ========    ========
Net income per limited
  partnership interest           $    8.97   $    3.40   $   16.55   $    3.22
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general       Limited
                                       partner       partners        Total
                                      ---------     ----------     ----------
Balance at January 1, 2000            $   6,903     $  682,210     $  689,113

    Distributions                        (1,783)      (176,483)      (178,266)

    Net income                            1,607        159,084        160,691
                                       --------      ---------      ---------

Balance at June 30, 2000              $   6,727     $  664,811     $  671,538
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six months ended
                                                              June 30,
                                                     ------------------------
                                                        2000          1999
                                                     ----------    ----------
Cash flows from operating activities:
  Net income                                         $  160,691    $   31,303
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                        15,707        31,837
  Changes in assets and liabilities:
     Accounts receivable                                 (8,835)      (27,689)
     Accounts payable                                     4,482         5,404
                                                      ---------     ---------
         Net cash provided by operating activities      172,045        40,855
                                                      ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                    (3,092)       (5,325)
  Proceeds from asset dispositions                          -             278
                                                      ---------     ---------
         Net cash used in investing activities           (3,092)       (5,047)
                                                      ---------     ---------
Cash flows from financing activities:
  Cash distributions to partners                       (178,266)      (22,522)
                                                      ---------     ---------
Net increase (decrease) in cash                          (9,313)       13,286
Cash at beginning of period                              73,810        41,498
                                                      ---------     ---------
Cash at end of period                                $   64,497    $   54,784
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 85-A, Ltd. (the "Partnership") is a limited partnership organized in 1985 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2000 compared with six months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 75% to $353,329 for the six months ended June 30, 2000 as compared to $201,384 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the six months ended June 30, 2000, 8,535 barrels of oil, 5,502 barrels of natural gas liquids ("NGLs") and 21,614 mcf of gas were sold, or 17,639 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1999, 8,668 barrels of oil, 6,436 barrels of NGLs and 26,371 mcf of gas were sold, or 19,499 BOEs.

The average price received per barrel of oil increased $14.63, or 111%, from $13.15 for the six months ended June 30, 1999 to $27.78 for the same period in 2000. The average price received per barrel of NGLs increased $5.78, or 79%, from $7.34 during the six months ended June 30, 1999 to $13.12 for the same period in 2000. The average price received per mcf of gas increased 34% from $1.52 during the six months ended June 30, 1999 to $2.04 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses increased to $195,186 for the six months ended June 30, 2000 as compared to $171,236 for the same period in 1999, an increase of $23,950, or 14%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $168,879 for the six months ended June 30, 2000 and $133,355 for the same period in 1999 resulting in an increase of $35,524, or 27%. The increase was due to additional well maintenance costs incurred to stimulate well production and higher production taxes due to higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 75% from $6,044 for the six months ended June 30, 1999 to $10,600 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $15,707 for the six months ended June 30, 2000 compared to $31,837 for the same period in 1999, a decrease of $16,130, or 51%. This decrease was due to an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices and a decline in oil production of 133 barrels for the six months ended June 30, 2000 compared to the same period in 1999.

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 43% to $174,901 for the three months ended June 30, 2000, as compared to $122,223 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the three months ended June 30, 2000, 4,084 barrels of oil, 2,518 barrels of NGLs and 9,802 mcf of gas were sold, or 8,236 BOEs. For the three months ended June 30, 1999, 4,347 barrels of oil, 3,965 barrels of NGLs and 14,678 mcf of gas were sold, or 10,758 BOEs.

The average price received per barrel of oil increased $13.61, or 93%, from $14.57 for the three months ended June 30, 1999 to $28.18 for the same period in 2000. The average price received per barrel of NGLs increased $5.53, or 63%, from $8.73 during the three months ended June 30, 1999 to $14.26 for the same period in 2000. The average price received per mcf of gas increased 48% from $1.65 during the three months ended June 30, 1999 to $2.44 for the same period in 2000.

Costs and Expenses:

Total costs and expenses decreased to $89,295 for the three months ended June 30, 2000 as compared to $89,846 for the same period in 1999, a decrease of $551. This decrease was due to a decline in depletion, offset by increases in production costs and G&A.

Production costs were $76,933 for the three months ended June 30, 2000 and $74,972 for the same period in 1999 resulting in a $1,961 increase, or 3%. The increase was due to higher production taxes due to higher oil and gas prices, offset by lower well maintenance costs.

During this period, G&A increased, in aggregate, 43% from $3,669 for the three months ended June 30, 1999 to $5,247 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $7,115 for the three months ended June 30, 2000 compared to $11,205 for the same period in 1999, a decrease of $4,090, or 37%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 2000 as a result of higher commodity prices and a decline in oil production of 263 barrels for the three months ended June 30, 2000 as compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $131,190 during the six months ended June 30, 2000 from the same period ended June 30, 1999. This increase was due to an increase in oil and gas sales receipts of $172,192, offset by increases in operating costs paid of $35,213 and G&A expenses paid of $5,789.

Net Cash Used in Investing Activities

The Partnership's investing activities during the six months ended June 30, 2000 and 1999 included expenditures related to equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $278 were received during the six months ended June 30, 1999 from equipment credits received on active properties.

Net Cash Used in Financing Activities

For the six months ended June 30, 2000, cash distributions to the partners were $178,266, of which $1,783 was distributed to the managing general partner and $176,483 to the limited partners. For the same period ended June 30, 1999, cash distributions to the partners were $22,522, of which $225 was distributed to the managing general partner and $22,297 to the limited partners.

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

                                        PARKER & PARSLEY 85-A, LTD.

                                  By:   Pioneer Natural Resources USA, Inc.,
                                         Managing General Partner

Dated:  August 9, 2000            By:     /s/ Rich Dealy
                                        -------------------------------
                                        Rich Dealy, Vice President and
                                        Chief Accounting Officer