Form 10-Q
period 2000-09-30
PARKER & PARSLEY 85-A LTD
filed 2000-11-08
CIK 791230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000



                          Commission File No. 2-99079A


                           PARKER & PARSLEY 85-A, LTD.
                          -----------------------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 85-A, LTD.

                                TABLE OF CONTENTS


                                                                     Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 2000 and
              December 31, 1999....................................    3

           Statements of Operations for the three and nine
             months ended September 30, 2000 and 1999..............    4

           Statement of Partners' Capital for the nine months
             ended September 30, 2000..............................    5

           Statements of Cash Flows for the nine months ended
             September 30, 2000 and 1999...........................    6

           Notes to Financial Statements...........................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K........................   10

           27.1   Financial Data Schedules

           Signatures..............................................   11

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                   September 30,  December 31,
                                                       2000           1999
                                                   ------------   ------------
                                                   (Unaudited)
                 ASSETS
Current assets:
  Cash                                             $    69,458     $    73,810
  Accounts receivable - oil and gas sales              107,679          72,517
                                                    ----------      ----------
         Total current assets                          177,137         146,327
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               7,398,954       7,396,111
Accumulated depletion                               (6,863,667)     (6,839,838)
                                                    ----------      ----------
         Net oil and gas properties                    535,287         556,273
                                                    ----------      ----------
                                                   $   712,424     $   702,600
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    22,262     $    13,487

Partners' capital:
  Managing general partner                               6,913           6,903
  Limited partners (9,613 interests)                   683,249         682,210
                                                    ----------      ----------
                                                       690,162         689,113
                                                    ----------      ----------
                                                   $   712,424     $   702,600
                                                    ==========      ==========



The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

  The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended       Nine months ended
                                      September 30,           September 30,
                                 ---------------------    ---------------------
                                    2000        1999         2000       1999
                                 ---------   ---------    ---------   ---------
Revenues:
  Oil and gas                    $ 213,419   $ 163,442    $ 566,748   $ 364,826
  Interest                           1,672         946        4,220       2,101
  Gain on disposition of assets      2,205         -          2,205         -
                                 ---------   ---------    ---------   ---------
                                   217,296     164,388      573,173     366,927
                                 ---------   ---------    ---------    --------
Costs and expenses:
  Oil and gas production            87,628      76,767      256,507     210,122
  General and administrative         6,402       4,901       17,002      10,945
  Depletion                          8,122      10,042       23,829      41,879
                                  --------    --------     --------    --------
                                   102,152      91,710      297,338     262,946
                                  --------    --------     --------    --------
Net income                       $ 115,144   $  72,678    $ 275,835   $ 103,981
                                  ========    ========     ========    ========
Allocation of net income:
  Managing general partner       $   1,151   $     727    $   2,758   $   1,040
                                  ========    ========     ========    ========
  Limited partners               $ 113,993   $  71,951    $ 273,077   $ 102,941
                                  ========    ========     ========    ========
Net income per limited
  partnership interest           $   11.86   $    7.49    $   28.41   $   10.71
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general       Limited
                                        partner       partners       Total
                                       ----------    ----------    ----------

Balance at January 1, 2000             $    6,903    $  682,210    $  689,113

    Distributions                          (2,748)     (272,038)     (274,786)

    Net income                              2,758       273,077       275,835
                                        ---------     ---------     ---------

Balance at September 30, 2000          $    6,913    $  683,249    $  690,162
                                        =========     =========     =========




         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Nine months ended
                                                            September 30,
                                                        ----------------------
                                                          2000         1999
                                                        ---------    ---------
Cash flows from operating activities:
   Net income                                           $ 275,835    $ 103,981
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depletion                                          23,829       41,879
        Gain on disposition of assets                      (2,205)         -
   Changes in assets and liabilities:
        Accounts receivable                               (35,162)     (50,483)
        Accounts payable                                    8,775        8,986
                                                         --------     --------
             Net cash provided by operating activities    271,072      104,363
                                                         --------     --------
Cash flows from investing activities:
   Additions to oil and gas properties                     (3,092)      (6,560)
   Proceeds from asset dispositions                         2,454          278
                                                         --------     --------
             Net cash used in investing activities           (638)      (6,282)
                                                         --------     --------
Cash flows used in financing activities:
   Cash distributions to partners                        (274,786)     (70,909)
                                                         --------     --------
Net increase (decrease) in cash                            (4,352)      27,172
Cash at beginning of period                                73,810       41,498
                                                         --------     --------
Cash at end of period                                   $  69,458    $  68,670
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 85-A, Ltd. (the "Partnership") is a limited partnership organized in 1985 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 55% to $566,748 for the nine months ended September 30, 2000 as compared to $364,826 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the nine months ended September 30, 2000, 13,003 barrels of oil, 8,318 barrels of natural gas liquids ("NGLs") and 32,775 mcf of gas were sold, or 26,784 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 13,096 barrels of oil, 10,723 barrels of NGLs and 42,574 mcf of gas were sold, or 30,915 BOEs.

The average price received per barrel of oil increased $13.48, or 89%, from $15.19 for the nine months ended September 30, 1999 to $28.67 for the same period in 2000. The average price received per barrel of NGLs increased $5.09, or 58%, from $8.80 during the nine months ended September 30, 1999 to $13.89 for the same period in 2000. The average price received per mcf of gas increased 42% from $1.68 during the nine months ended September 30, 1999 to $2.39 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

Gain on disposition of assets of $2,205 was recognized during the nine months ended September 30, 2000. The gain resulted from equipment credits received on one well.

Costs and Expenses:

Total costs and expenses increased to $297,338 for the nine months ended September 30, 2000 as compared to $262,946 for the same period in 1999, an increase of $34,392, or 13%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $256,507 for the nine months ended September 30, 2000 and $210,122 for the same period in 1999 resulting in a $46,385 increase, or 22%. The increase was primarily due to additional well maintenance costs incurred to stimulate well production of $29,590 and higher production taxes of $14,170 associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 55% from $10,945 for the nine months ended September 30, 1999 to $17,002 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $23,829 for the nine months ended September 30, 2000 compared to $41,879 for the same period in 1999, representing a decrease of $18,050, or 43%. This decrease was the result of an increase in proved reserves due to higher commodity prices and a decline in oil production of 93 barrels when compared to the respective information for the same period in 1999.

Three months ended September 30, 2000 compared with three months ended September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 31% to $213,419 for the three months ended September 30, 2000 as compared to $163,442 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the three months ended September 30, 2000, 4,468 barrels of oil, 2,816 barrels of NGLs and 11,161 mcf of gas were sold, or 9,144 BOEs. For the three months ended September 30, 1999, 4,428 barrels of oil, 4,287 barrels of NGLs and 16,203 mcf of gas were sold, or 11,416 BOEs.

The average price received per barrel of oil increased $11.21, or 58%, from $19.17 for the three months ended September 30, 1999 to $30.38 for the same period in 2000. The average price received per barrel of NGLs increased $4.42, or 40%, from $10.99 during the three months ended September 30, 1999 to $15.41 for the same period in 2000. The average price received per mcf of gas increased 58% from $1.94 for the three months ended September 30, 1999 to $3.07 for the same period in 2000.

Gain on disposition of assets of $2,205 was recognized during the three months ended September 30, 2000. The gain resulted from equipment credits received on one well.

Costs and Expenses:

Total costs and expenses increased to $102,152 for the three months ended September 30, 2000 as compared to $91,710 for the same period in 1999, an increase of $10,442, or 11%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $87,628 for the three months ended September 30, 2000 and $76,767 for the same period in 1999 resulting in a $10,861 increase, or 14%. The increase was primarily due to additional well maintenance costs incurred to stimulate well production of $5,268 and higher production taxes of $2,965 associated with higher oil and gas prices.

During this period, G&A increased, in aggregate, 31% from $4,901 for the three months ended September 30, 1999 to $6,402 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $8,122 for the three months ended September 30, 2000 compared to $10,042 for the same period in 1999, a decrease of $1,920, or 19%. This decrease was attributable to an increase in proved reserves as a result of higher commodity prices when compared to the respective information for the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $166,709 during the nine months ended September 30, 2000 from the same period ended September 30, 1999. This increase was due to an increase in oil and gas sales receipts of $219,362, offset by increases in production costs paid of $44,244 and G&A expenses paid of $8,409.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2000 and 1999 included expenditures related to equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $2,454 and $278 were received from equipment credits during the nine months ended September 30, 2000 and 1999, respectively.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $274,786, of which $2,748 was distributed to the managing general partner and $272,038 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $70,909, of which $709 was distributed to the managing general partner and $70,200 to the limited partners.

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


                                            PARKER & PARSLEY 85-A, LTD.

                                    By:     Pioneer Natural Resources USA, Inc.
                                             Managing General Partner




Dated:  November 7, 2000            By:     /s/ Rich  Dealy
                                            -------------------------------
                                            Rich Dealy, Vice President and
                                              Chief Accounting Officer