Form 10-Q
period 2001-03-31
PARKER & PARSLEY 85-A LTD
filed 2001-05-10
CIK 791230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                          Commission File No. 2-99079A


                           PARKER & PARSLEY 85-A, LTD.
             (Exact name of Registrant as specified in its charter)


                       Texas                                  75-2064518
          ----------------------------------            ---------------------
           (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)               Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas     75039
----------------------------------------------------------------   ----------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 85-A, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.      Financial Statements

             Balance Sheets as of March 31, 2001 and
                December 31, 2000.......................................    3

             Statements of Operations for the three months
               ended March 31, 2001 and 2000............................    4

             Statement of Partners' Capital for the three months
               ended March 31, 2001.....................................    5

             Statements of Cash Flows for the three months
               ended March 31, 2001 and 2000............................    6

             Notes to Financial Statements..............................    7

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................    7


                        Part II. Other Information

Item 6.      Exhibits and Reports on Form 8-K...........................    9

             Signatures.................................................   10

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                     March 31,      December 31,
                                                       2001            2000
                                                    -----------     -----------
                                                    (Unaudited)
                       ASSETS

Current assets:
   Cash                                             $    59,915     $    72,868
   Accounts receivable - oil and gas sales              111,661         103,810
                                                     ----------      ----------
           Total current assets                         171,576         176,678
                                                     ----------      ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method               7,400,903       7,398,954
Accumulated depletion                                (6,880,442)     (6,871,985)
                                                     ----------      ----------
           Net oil and gas properties                   520,461         526,969
                                                     ----------      ----------
                                                    $   692,037     $   703,647
                                                     ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                     $    14,772     $    11,211

Partners' capital:
   Managing general partner                               6,785           6,936
   Limited partners (9,613 interests)                   670,480         685,500
                                                     ----------      ----------
                                                        677,265         692,436
                                                     ----------      ----------
                                                    $   692,037     $   703,647
                                                     ==========      ==========


  The financial information included as of March 31, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         Three months ended
                                                              March 31,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------

Revenues:
   Oil and gas                                        $  216,806     $  178,428
   Interest                                                1,318          1,030
                                                       ---------      ---------
                                                         218,124        179,458
                                                       ---------      ---------
Costs and expenses:
   Oil and gas production                                 85,302         91,946
   General and administrative                              6,504          5,353
   Depletion                                               8,457          8,592
                                                       ---------      ---------
                                                         100,263        105,891
                                                       ---------      ---------
Net income                                            $  117,861     $   73,567
                                                       =========      =========
Allocation of net income:
   Managing general partner                           $    1,179     $      736
                                                       =========      =========
   Limited partners                                   $  116,682     $   72,831
                                                       =========      =========
Net income per limited partnership interest           $    12.14     $     7.58
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         Managing
                                         general      Limited
                                         partner      partners       Total
                                        ---------    ----------    ----------


Balance at January 1, 2001              $   6,936    $  685,500    $  692,436

   Distributions                           (1,330)     (131,702)     (133,032)

   Net income                               1,179       116,682       117,861
                                         --------     ---------     ---------

Balance at March 31, 2001               $   6,785    $  670,480    $  677,265
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Three months ended
                                                              March 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------

Cash flows from operating activities:
  Net income                                           $  117,861    $   73,567
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                            8,457         8,592
  Changes in assets and liabilities:
     Accounts receivable                                   (7,851)       (6,591)
     Accounts payable                                       3,561         1,383
                                                        ---------     ---------
         Net cash provided by operating activities        122,028        76,951
                                                        ---------     ---------
Cash flows used in investing activities:
  Additions to oil and gas properties                      (1,949)       (3,092)
Cash flows used in financing activities:
  Cash distributions to partners                         (133,032)      (68,884)
                                                        ---------     ---------
Net increase (decrease) in cash                           (12,953)        4,975
Cash at beginning of period                                72,868        73,810
                                                        ---------     ---------
Cash at end of period                                  $   59,915    $   78,785
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 85-A, Ltd. (the "Partnership") is a limited partnership organized in 1985 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2001 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 2000 financial statements to conform to the March 31, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 22% to $216,806 for the three months ended March 31, 2001 to $178,428 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended March 31, 2001, 4,034 barrels of oil, 2,018 barrels of natural gas liquids ("NGLs") and 12,365 mcf of gas were sold, or 8,113 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 2000, 4,451 barrels of oil, 2,984 barrels of NGLs and 11,812 mcf of gas were sold, or 9,404 BOEs.

The average price received per barrel of oil increased $.89, or 3%, from $27.40 for the three months ended March 31, 2000 to $28.29 for the same period in 2001. The average price received per barrel of NGLs increased $5.52, or 45%, from $12.16 for the three months ended March 31, 2000 to $17.68 for the same period in 2001. The average price received per mcf of gas increased 217% from $1.71 during the three months ended March 31, 2000 to $5.42 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2001.

Costs and Expenses:

Total costs and expenses decreased to $100,263 for the three months ended March 31, 2001 as compared to $105,891 for the same period in 2000, a decrease of $5,628, or 5%. This decrease was due to decreases in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $85,302 for the three months ended March 31, 2001 and $91,946 for the same period in 2000, a decrease of $6,644, or 7%. The decrease was primarily due to a decrease in well maintenance costs, offset by higher production taxes associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and administrative costs. During this period, G&A increased 22% from $5,353 for the three months ended March 31, 2000 to $6,504 for the same period in 2001, primarily due to an increase in the accrual for tax preparation fees.

Depletion was $8,457 for the three months ended March 31, 2001 as compared to $8,592 for the same period in 2000, a decrease of $135, or 2%. This decrease was primarily due to a decline in oil production of 417 barrels for the period ended March 31, 2001 compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $45,077 for the three months ended March 31, 2001 from the same period in 2000. The increase was primarily attributable to an increase of $38,666 in oil and gas sales receipts and reductions in production costs of $6,644 and working capital of $918, offset by an increase in G&A expenses of $1,151. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $64,539 to oil and gas receipts, offset by $25,873 resulting from the decline in production during 2001. The decrease in production costs was primarily due to a decline in well maintenance costs, offset by increased production taxes associated with higher oil and gas prices. The increase in G&A was primarily due to an increase in the accrual for tax preparation fees.

Net Cash Used in Investing Activities

The Partnership's investing activities during the three months ended March 31, 2001 and 2000 were related to equipment upgrades on active properties.

Net Cash Used in Financing Activities

For the three months ended March 31, 2001, cash distributions to the partners were $133,032, of which $1,330 was distributed to the managing general partner and $131,702 to the limited partners. For the same period ended March 31, 2000, cash distributions to the partners were $68,884, of which $689 was distributed to the managing general partner and $68,195 to the limited partners.

Proposal to acquire partnerships

On April 17, 2001, Pioneer Natural Resources Company ("Pioneer") filed a preliminary proxy statement/prospectus with the Securities and Exchange Commission proposing an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly- owned subsidiary of Pioneer, and the limited partners of 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA, and the partnership interests of each such partnership will be converted into the right to receive cash and Pioneer common stock. Pioneer USA is the sole or managing general partner of the partnerships. The Partnership is one of the 46 Parker & Parsley limited partnerships being requested to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, the majority approval of the limited partnership interests in each partnership and the resolution of Securities and Exchange Commission review comments. No solicitation will be made using preliminary materials.

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


                                             PARKER & PARSLEY 85-A, LTD.

                                   By:      Pioneer Natural Resources USA, Inc.
                                             Managing General Partner



Dated:  May 10, 2001               By:      /s/ Rich Dealy
                                            ---------------------------------
                                            Rich Dealy, Vice President
                                              and Chief Accounting Officer