Form 10-Q
period 2001-06-30
PARKER & PARSLEY 85-A LTD
filed 2001-08-06
CIK 791230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001


                          Commission File No. 2-99079A


                           PARKER & PARSLEY 85-A, LTD.
             (Exact name of Registrant as specified in its charter)

                           Texas                              75-2064518
         --------------------------------------------    ---------------------
               (State or other jurisdiction of              (I.R.S. Employer
               incorporation or organization)            Identification Number)


     5205 N. O'Connor Blvd., Suite 1400, Irving, Texas           75039
     -------------------------------------------------        ------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 85-A, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 2001 and
               December 31, 2000........................................    3

            Statements of Operations for the three and six
              months ended June 30, 2001 and 2000.......................    4

            Statement of Partners' Capital for the six months
              ended June 30, 2001.......................................    5

            Statements of Cash Flows for the six
              months ended June 30, 2001 and 2000.......................    6

            Notes to Financial Statements...............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K............................   11

            Signatures..................................................   12

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                     June 30,      December 31,
                                                       2001           2000
                                                    -----------    -----------
                                                    (Unaudited)
                      ASSETS
Current assets:
  Cash                                              $   163,158    $    72,868
  Accounts receivable - oil and gas sales                72,982        103,810
                                                     ----------     ----------
          Total current assets                          236,140        176,678
                                                     ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                7,402,301      7,398,954
Accumulated depletion                                (6,889,539)    (6,871,985)
                                                     ----------     ----------
          Net oil and gas properties                    512,762        526,969
                                                     ----------     ----------
                                                    $   748,902    $   703,647
                                                     ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    18,211    $    11,211

Partners' capital:
  Managing general partner                                7,319          6,936
  Limited partners (9,613 interests)                    723,372        685,500
                                                     ----------     ----------
                                                        730,691        692,436
                                                     ----------     ----------
                                                    $   748,902    $   703,647
                                                     ==========     ==========



  The financial information included as of June 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                        Three months ended        Six months ended
                                             June 30,                  June 30,
                                      ----------------------    ----------------------
                                         2001        2000         2001         2000
                                      ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                         $ 165,950    $ 174,901    $ 382,756    $ 353,329
  Interest                                1,199        1,518        2,517        2,548
                                       --------     --------     --------     --------
                                        167,149      176,419      385,273      355,877
                                       --------     --------     --------     --------
Costs and expenses:
  Oil and gas production                 99,647       76,933      184,949      168,879
  General and administrative              4,979        5,247       11,483       10,600
  Depletion                               9,097        7,115       17,554       15,707
                                       --------     --------     --------     --------
                                        113,723       89,295      213,986      195,186
                                       --------     --------     --------     --------
Net income                            $  53,426    $  87,124    $ 171,287    $ 160,691
                                       ========     ========     ========     ========
Allocation of net income:
  Managing general partner            $     534    $     871    $   1,713    $   1,607
                                       ========     ========     ========     ========
  Limited partners                    $  52,892    $  86,253    $ 169,574    $ 159,084
                                       ========     ========     ========     ========
Net income per limited partnership
  interest                            $    5.50    $    8.97    $   17.64    $   16.55
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general      Limited
                                        partner      partners       Total
                                        ---------    ---------    ---------



Balance at January 1, 2001              $   6,936    $ 685,500    $ 692,436

    Distributions                          (1,330)    (131,702)    (133,032)

    Net income                              1,713      169,574      171,287
                                         --------     --------     --------

Balance at June 30, 2001                $   7,319    $ 723,372    $ 730,691
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                               June 30,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $  171,287    $  160,691
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                          17,554        15,707
  Changes in assets and liabilities:
     Accounts receivable                                   30,828        (8,835)
     Accounts payable                                       7,000         4,482
                                                        ---------     ---------
         Net cash provided by operating activities        226,669       172,045
                                                        ---------     ---------
Cash flows used in investing activities:
  Additions to oil and gas properties                      (3,347)       (3,092)

Cash flows used in financing activities:
  Cash distributions to partners                         (133,032)     (178,266)
                                                        ---------     ---------
Net increase (decrease) in cash                            90,290        (9,313)
Cash at beginning of period                                72,868        73,810
                                                        ---------     ---------
Cash at end of period                                  $  163,158    $   64,497
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

Note 1.      Organization and nature of operations

Parker & Parsley 85-A, Ltd. (the "Partnership") is a limited partnership organized in 1985 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.      Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2001 compared with six months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 8% to $382,756 for the six months ended June 30, 2001 as compared to $353,329 for the same period in 2000. The increase in revenues resulted from higher average prices received for gas and NGLs, offset by a decrease in production and lower average prices received for oil. For the six months ended June 30, 2001, 8,134 barrels of oil, 3,588 barrels of natural gas liquids ("NGLs") and 21,052 mcf of gas were sold, or 15,231 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 2000, 8,535 barrels of oil, 5,502 barrels of NGLs and 21,614 mcf of gas were sold, or 17,639 BOEs.

The average price received per barrel of oil decreased $.07 from $27.78 for the six months ended June 30, 2000 to $27.71 for the same period in 2001. The average price received per barrel of NGLs increased $2.89, or 22%, from $13.12 during the six months ended June 30, 2000 to $16.01 for the same period in 2001. The average price received per mcf of gas increased 133% from $2.04 during the six months ended June 30, 2000 to $4.75 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2001.

Costs and Expenses:

Total costs and expenses increased to $213,986 for the six months ended June 30, 2001 as compared to $195,186 for the same period in 2000, an increase of $18,800, or 10%. This increase was due to increases in production costs, depletion and general and administrative expenses ("G&A").

Production costs were $184,949 for the six months ended June 30, 2001 and $168,879 for the same period in 2000, an increase of $16,070, or 10%. The increase was primarily due to an increase in workover costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased 8% from $10,600 for the six months ended June 30, 2000 to $11,483 for the same period in 2001 primarily due to an increase in audit and tax fees.

Depletion was $17,554 for the six months ended June 30, 2001 as compared to $15,707 for the same period in 2000, an increase of $1,847, or 12%. This increase was primarily due to a reduction in proved reserves for the period ended June 30, 2001 as a result of lower commodity prices.

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 5% to $165,950 for the three months ended June 30, 2001, as compared to $174,901 for the same period in 2000. The decrease in revenues resulted from lower average prices received for oil and NGLs and a decline in production, offset by higher average prices received for gas. For the three months ended June 30, 2001, 4,100 barrels of oil, 1,570 barrels of NGLs and 8,687 mcf of gas were sold, or 7,118 BOEs. For the three months ended June 30, 2000, 4,084 barrels of oil, 2,518 barrels of NGLs and 9,802 mcf of gas were sold, or 8,236 BOEs.

The average price received per barrel of oil decreased $1.03, or 4%, from $28.18 for the three months ended June 30, 2000 to $27.15 for the same period in 2001. The average price received per barrel of NGLs decreased $.40, or 3%, from $14.26 during the three months ended June 30, 2000 to $13.86 for the same period in 2001. The average price received per mcf of gas increased 55% from $2.44 during the three months ended June 30, 2000 to $3.79 for the same period in 2001.

Costs and Expenses:

Total costs and expenses increased to $113,723 for the three months ended June 30, 2001 as compared to $89,295 for the same period in 2000, an increase of $24,428, or 27%. This increase was due to an increase in production costs and depletion, offset by a decline in G&A.

Production costs were $99,647 for the three months ended June 30, 2001 and $76,933 for the same period in 2000, an increase of $22,714, or 30%. The increase was primarily due to higher workover and well maintenance costs incurred to stimulate well production.

During this period, G&A decreased 5% from $5,247 for the three months ended June 30, 2000 to $4,979 for the same period in 2001, primarily due to a decline in audit and tax fees.

Depletion was $9,097 for the three months ended June 30, 2001 as compared to $7,115 for the same period in 2000, an increase of $1,982, or 28%. This increase was primarily due to a reduction in proved reserves for the period ended June 30, 2001 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $54,624 during the six months ended June 30, 2001 from the same period ended June 30, 2000. This increase was primarily due to an increase in oil and gas sales receipts of $29,396 and a reduction in working capital of $42,181, offset by increases in production costs of $16,070 and G&A expenses of $883. The increase in oil and gas receipts resulted from the increase in gas and NGL prices of $74,394 during 2001, offset by a decline of $44,449 in production and a $549 decline resulting from lower oil prices during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to an increase in workover costs incurred to stimulate well production. The increase in G&A was primarily due to an increase in audit and tax fees.

Net Cash Used in Investing Activities

The Partnership's investing activities during the six months ended June 30, 2001 and 2000 included expenditures related to equipment upgrades on active properties.

Net Cash Used in Financing Activities

For the six months ended June 30, 2001, cash distributions to the partners were $133,032, of which $1,330 was distributed to the managing general partner and

$131,702 to the limited partners. For the same period ended June 30, 2000, cash distributions to the partners were $178,266, of which $1,783 was distributed to the managing general partner and $176,483 to the limited partners.

For the three months ended June 30, 2001, no distributions were made by the partnership to its partners. Subsequent to June 30, 2001 the cash distribution that otherwise would have been mailed to partners in late June was made to holders of record as of July 9, 2001 and was mailed on July 13, 2001. For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On June 29, 2001, Pioneer Natural Resources Company ("Pioneer") filed with the Securities and Exchange Commission Amendment No. 1 to the Form S-4 Registration Statement (File No. 333-59094) (the "preliminary proxy statement/prospectus"), which proposes an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA upon the closing of the transactions described in the preliminary proxy statement/prospectus, and the partnership interests of each such partnership will be converted into the right to receive Pioneer common stock. The Partnership is one of the 46 Parker & Parsley limited partnerships that will be asked to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

Pioneer USA will solicit proxies from limited partners to approve the mergers only when the proxy statement/prospectus is final and declared effective. No solicitation will be made using preliminary materials. Nonetheless, copies of the preliminary proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission, when it is finalized, because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the preliminary and (when filed) final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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

                                        PARKER & PARSLEY 85-A, LTD.

                                  By:   Pioneer Natural Resources USA, Inc.,
                                         Managing General Partner





Dated:  August 6, 2001            By:     /s/ Rich Dealy
                                        ------------------------------------
                                        Rich Dealy, Vice President and
                                        Chief Accounting Officer