Form 10-Q
period 2001-09-30
PARKER & PARSLEY 85-A LTD
filed 2001-11-08
CIK 791230

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2001



                          Commission File No. 2-99079A


                           PARKER & PARSLEY 85-A, LTD.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

                     Texas                                    75-2064518
   --------------------------------------------          ---------------------
        (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                  Identification Number)

5205 N. O'Connor Blvd., Suite 1400, Irving, Texas                75039
-------------------------------------------------            -------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 85-A, LTD.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 2001 and
              December 31, 2000......................................    3

           Statements of Operations for the three and nine
             months ended September 30, 2001 and 2000................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 2001................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 2001 and 2000.............................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    8


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   11

           Signatures................................................   12

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                     September 30,  December 31,
                                                         2001           2000
                                                     ------------   -----------
                                                     (Unaudited)
                 ASSETS

Current assets:
  Cash                                               $   119,998    $    72,868
  Accounts receivable - oil and gas sales                 55,565        103,810
                                                      ----------     ----------
         Total current assets                            175,563        176,678
                                                      ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                 7,404,354      7,398,954
Accumulated depletion                                 (6,899,304)    (6,871,985)
                                                      ----------     ----------
         Net oil and gas properties                      505,050        526,969
                                                      ----------     ----------
                                                     $   680,613    $   703,647
                                                      ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                       $    26,733    $    11,211

Partners' capital:
  Managing general partner                                 6,550          6,936
  Limited partners (9,613 interests)                     647,330        685,500
                                                      ----------     ----------
                                                         653,880        692,436
                                                      ----------     ----------
                                                     $   680,613    $   703,647
                                                      ==========     ==========



The financial information included as of September 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                      Three months ended         Nine months ended
                                         September 30,              September 30,
                                    ----------------------    ----------------------
                                       2001         2000         2001         2000
                                    ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                       $ 129,723    $ 213,419    $ 512,479    $ 566,748
  Interest                                939        1,672        3,456        4,220
  Gain on disposition of assets           -          2,205          -          2,205
                                    ---------    ---------    ---------     --------
                                      130,662      217,296      515,935      573,173
                                    ---------    ---------    ---------     --------
Costs and expenses:
  Oil and gas production              103,249       87,628      288,198      256,507
  General and administrative            3,891        6,402       15,374       17,002
  Depletion                             9,765        8,122       27,319       23,829
                                     --------     --------     --------     --------
                                      116,905      102,152      330,891      297,338
                                     --------     --------     --------     --------
Net income                          $  13,757    $ 115,144    $ 185,044    $ 275,835
                                     ========     ========     ========     ========
Allocation of net income:
  Managing general partner          $     137    $   1,151    $   1,850    $   2,758
                                     ========     ========     ========     ========
  Limited partners                  $  13,620    $ 113,993    $ 183,194    $ 273,077
                                     ========     ========     ========     ========
Net income per limited
  partnership interest              $    1.42    $   11.86    $   19.06    $   28.41
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                           Managing
                                           general      Limited
                                           partner      partners       Total
                                          ---------    ----------    ----------


Balance at January 1, 2001                $   6,936    $  685,500    $  692,436

    Distributions                            (2,236)     (221,364)     (223,600)

    Net income                                1,850       183,194       185,044
                                           --------     ---------     ---------

Balance at September 30, 2001             $   6,550    $  647,330    $  653,880
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Nine months ended
                                                              September 30,
                                                       ------------------------
                                                           2001         2000
                                                       ----------    ----------
Cash flows from operating activities:
   Net income                                          $  185,044    $  275,835
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depletion                                          27,319        23,829
        Gain on disposition of assets                         -          (2,205)
   Changes in assets and liabilities:
        Accounts receivable                                48,245       (35,162)
        Accounts payable                                   15,522         8,775
                                                        ---------     ---------
           Net cash provided by operating activities      276,130       271,072
                                                        ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                     (5,400)       (3,092)
   Proceeds from asset dispositions                           -           2,454
                                                        ---------     ---------
           Net cash used in investing activities           (5,400)         (638)
                                                        ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                        (223,600)     (274,786)
                                                        ---------     ---------
Net increase (decrease) in cash                            47,130        (4,352)
Cash at beginning of period                                72,868        73,810
                                                        ---------     ---------
Cash at end of period                                  $  119,998    $   69,458
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

                           PARKER & PARSLEY 85-A, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 85-A, Ltd. (the "Partnership") is a limited partnership organized in 1985 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentations.

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

Note 3.     Proposal to acquire Partnership

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed materials to the limited partners of the Partnership soliciting their approval of an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the Partnership. Pioneer has valued the Partnership interest at $1,339,065 of which $1,299,886 is attributable to the limited partners, excluding Pioneer USA in its capacity as a general partner or a limited partner. If a majority of the limited partners approve the transaction, each limited partner will receive their proportionate share of the value in the form of Pioneer common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Nine months ended September 30, 2001 compared with nine months ended September
 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 10% to $512,479 for the nine months ended September 30, 2001 as compared to $566,748 for the same period in 2000. The decrease in revenues resulted from lower average prices received for oil and natural gas liquids ("NGLs") and a decline in production, offset by higher average prices received for gas. For the nine months ended September 30, 2001, 11,694 barrels of oil, 5,623 barrels of NGLs and 30,325 mcf of gas were sold, or 22,371 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 2000, 13,003 barrels of oil, 8,318 barrels of NGLs and 32,775 mcf of gas were sold, or 26,784 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.33, or 5%, from $28.67 for the nine months ended September 30, 2000 to $27.34 for the same period in 2001. The average price received per barrel of NGLs decreased slightly from $13.89 during the nine months ended September 30, 2000 to $13.84 for the same period in 2001. The average price received per mcf of gas increased 59% from $2.39 during the nine months ended September 30, 2000 to $3.79 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2001.

Gain on disposition of assets of $2,205 was recognized during the nine months ended September 30, 2000. The gain resulted from equipment credits received on one well.

Costs and Expenses:

Total costs and expenses increased to $330,891 for the nine months ended September 30, 2001 as compared to $297,338 for the same period in 2000, an increase of $33,553, or 11%. This increase was due to increases in production costs and depletion, offset by a decline in general and administrative expenses ("G&A").

Production costs were $288,198 for the nine months ended September 30, 2001 and $256,507 for the same period in 2000 resulting in a $31,691 increase, or 12%. The increase was primarily due to additional workover and well maintenance costs incurred to stimulate well production and higher ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 10% from $17,002 for the nine months ended September 30, 2000 to $15,374 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Depletion was $27,319 for the nine months ended September 30, 2001 as compared to $23,829 for the same period in 2000, representing an increase of $3,490, or 15%. This increase was the result of a decline in proved reserves due to lower commodity prices, offset by a decline in oil production of 1,309 barrels for the nine months ended September 30, 2001 as compared to the same period in 2000.

Three months ended September 30, 2001 compared with three months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 39% to $129,723 for the three months ended September 30, 2001 as compared to $213,419 for the same period in 2000. The decrease in revenues resulted from lower average prices received and a decline in production. For the three months ended September 30, 2001, 3,560 barrels of oil, 2,035 barrels of NGLs and 9,273 mcf of gas were sold, or 7,141 BOEs. For the three months ended September 30, 2000, 4,468 barrels of oil, 2,816 barrels of NGLs and 11,161 mcf of gas were sold, or 9,144 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $3.89, or 13%, from $30.38 for the three months ended September 30, 2000 to $26.49 for the same period in 2001. The average price received per barrel of NGLs decreased $5.38, or 35%, from $15.41 during the three months ended September 30, 2000 to $10.03 for the same period in 2001. The average price received per mcf of gas decreased 47% from $3.07 for the three months ended September 30, 2000 to $1.62 for the same period in 2001.

Gain on disposition of assets of $2,205 was recognized during the three months ended September 30, 2000. The gain resulted from equipment credits received on one well.

Costs and Expenses:

Total costs and expenses increased to $116,905 for the three months ended September 30, 2001 as compared to $102,152 for the same period in 2000, an increase of $14,753, or 14%. This increase was due to increases in production costs and depletion, offset by a decline in G&A.

Production costs were $103,249 for the three months ended September 30, 2001 and $87,628 for the same period in 2000 resulting in a $15,621 increase, or 18%. The increase was primarily due to additional well maintenance costs incurred to stimulate well production and higher ad valorem taxes.

During this period, G&A decreased 39% from $6,402 for the three months ended September 30, 2000 to $3,891 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Depletion was $9,765 for the three months ended September 30, 2001 as compared to $8,122 for the same period in 2000, an increase of $1,643, or 20%. This increase was attributable to a decrease in proved reserves as a result of lower commodity prices for the three months ended September 30, 2001 as compared to the same period in 2000, offset by a decline in oil production of 908 barrels for the three months ended September 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $5,058 during the nine months ended September 30, 2001 from the same period ended September 30, 2000. This increase was due to a decrease in G&A expenses of $1,628 and a reduction in working capital of $90,154, offset by an increase in production costs of $31,691 and a decrease in oil and gas sales receipts of $55,033. The decrease in oil and gas receipts resulted in $82,378 from the decline in production and a $17,760 decline resulting from lower oil and NGL prices during 2001 as compared to the same period in 2000, offset by a $45,105 increase from higher gas prices. The increase in production costs was primarily due to additional workover and well maintenance costs incurred to stimulate well production and higher ad valorem taxes. The decrease in G&A was primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2001 and 2000 included expenditures related to equipment upgrades on various oil and gas properties.

Proceeds from asset dispositions of $2,454 were received from equipment credits during the nine months ended September 30, 2000.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2001, cash distributions to the partners were $223,600, of which $2,236 was distributed to the managing general partner and $221,364 to the limited partners. For the same period ended September 30, 2000, cash distributions to the partners were $274,786, of which $2,748 was distributed to the managing general partner and $272,038 to the limited partners.

During 2001, the Partnership made distributions in March and July but no distributions were made by the Partnership during September pending the vote of the proposed merger of the Partnership into Pioneer Natural Resources USA, Inc. ("Pioneer USA"). For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships, including the Partnership, of an agreement and plan of merger among Pioneer, Pioneer USA, a wholly-owned subsidiary of Pioneer, and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

A copy of the proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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

                                            PARKER & PARSLEY 85-A, LTD.

                                   By:      Pioneer Natural Resources USA, Inc.
                                             Managing General Partner




Dated:  November 8, 2001           By:      /s/ Rich  Dealy
                                            ----------------------------------
                                            Rich Dealy, Vice President and
                                              Chief Accounting Officer